Form 10-Q
period 1995-09-30
MERCHANTS NEW YORK BANCORP INC
filed 1995-11-14
CIK 884383

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                              September 30, 1995
For Quarter Ended...............................................................
                                   0-22058
Commission file number..........................................................

                         Merchants New York Bancorp, Inc.
 ................................................................................
               (Exact name of registrant as specified in its charter)

            Delaware                                              13-3650812
 ...............................                              ...................
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification no.)

434 Broadway, New York, NY                                       10013-2576
 ........................................                         ..........
(Address of principal executive offices)                         (Zip Code)

                                 (212) 973-6600
              ....................................................
              (Registrant's telephone number, including area code)

                                       N/A
                ...................................................
               (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports requi-red to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                 .........     .........

As of September 30, 1995 there were 4,976,888 shares outstanding of common stock, $.001 par value, the Registrant's only class of common shares outstanding.

                       PART I.  FINANCIAL INFORMATION

-----------------------------
Item 1.  Financial Statements
-----------------------------

                         Merchants New York Bancorp
                        Consolidated Balance Sheets

                                                   September 30,   December 31,
                                                      1995             1994
ASSETS

Cash and due from banks                             $47,734,572     $50,721,430
Federal funds sold                                            0      47,000,000
Securities available for sale, at market value      529,370,260     521,204,126
Investment securities                                80,562,107      85,259,019

Loans, net of unearned discounts                    310,454,360     268,116,684
  Less allowance for loan losses                      6,627,602       6,187,574
                                                   _____________ _______________
    Net loans                                       303,826,758     261,929,110

Bank premises and equipment, net                      4,562,519       4,552,062
Customers' liability on acceptances                  13,576,403      12,252,860
Intangible assets                                       825,000         900,000
Other assets                                         14,539,798      17,567,881
                                                   _____________ _______________

    TOTAL ASSETS                                   $994,997,417  $1,001,386,488

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits:
  Demand                                           $188,490,915     228,156,645
  NOW                                                36,345,166      42,935,370
  Savings                                            27,736,373      30,035,806
  Money market                                      115,607,503     116,501,213
  Time                                              383,006,327     413,962,718
                                                   _____________ _______________

    Total deposits                                  751,186,284     831,591,752
Federal funds purchased                              26,000,000               0
Securities sold under agreements to repurchase       95,262,500      70,000,000
Acceptances outstanding                              13,576,403      12,252,860
Other liabilities                                    13,701,673       9,807,542
                                                   _____________ _______________

    Total Liabilities                               899,726,860     923,652,154




Stockholders' Equity

  Capital stock -- $.001 par value per share;
    Authorized 10,000,000 shares;
    4,976,888 and 4,967,202 issued & outstanding          4,977           4,967
    in 1995 and 1994, respectively
  Surplus                                            23,538,248      23,341,961
  Undivided profits                                  65,906,698      60,724,767
  Net unrealized appreciation (depreciation) on
    investments available for sale,
    net of tax effect                                 5,820,634      (6,337,361)
                                                   _____________ _______________

    Total Stockholders' Equity                       95,270,557      77,734,334
                                                   _____________ _______________

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $994,997,417  $1,001,386,488
                                                   _____________ _______________

           See accompanying notes to consolidated financial statements.

                               Merchants New York Bancorp
                            Consolidated Statements of Income

                                   Three Months Ended       Nine Months Ended
                                  Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                     1995        1994         1995        1994
Interest Income
  Interest on loans               6,907,013   5,924,346   19,226,112  15,585,522
  Interest and dividends on
    investment securities:
    Taxable                       9,394,260   8,622,200   28,438,065  25,320,605
    Non-taxable                   1,139,898   1,245,071    3,516,649   3,739,787
  Interest on federal funds             474       2,320       56,628     112,452
  Interest on securities
    purchased under agreement
    to resell                             0           0            0      22,000
  Miscellaneous interest                  0           0            0         218
                                ___________ ___________  ___________ ___________

    Total interest income       $17,441,645 $15,793,937  $51,237,454 $44,780,584


Interest Expense
  Interest on deposits            6,756,127   5,695,693   20,276,004  16,492,024
  Interest on
    federal funds purchased         270,064     169,257      652,233     263,406
  Interest on securities sold
    under repurchase agreements   1,196,754     747,805    2,535,878   1,067,131
  Other interest expense                  0         697            0       2,198
                                ___________ ___________  ___________ ___________

    Total interest expense       $8,222,945  $6,613,452  $23,464,115 $17,824,759


    Net Interest Income          $9,218,700  $9,180,485  $27,773,339 $26,955,825

  Provision for
    possible loan losses            100,000     200,000      600,000   1,450,000
                                ___________ ___________  ___________ ___________
    Net interest income after
      provision for loan losses  $9,118,700  $8,980,485  $27,173,339 $25,505,825

Other Income
  Service fee and other charges     322,010     355,153    1,001,252   1,059,286
  International Dep't services      670,869     667,680    2,049,271   2,024,435
  Fee Income                        235,752     207,232      730,237     674,288
  Other Income                       20,229      36,350       53,397      36,350
  Investment sales - net gains       72,036           0       78,497           0
                                ___________ ___________  ___________ ___________

    Total other income           $1,320,896  $1,266,415   $3,912,654  $3,794,359


Other Expenses
  Salaries and employee
    benefits                      2,826,688   2,793,362    8,848,720   8,609,473
  Net occupancy                     594,990     477,630    1,567,807   1,446,758
  Equipment                         115,005      98,472      345,482     318,900
  Other expenses                  1,667,560   1,924,833    5,215,858   5,472,982
                                ___________ ___________  ___________ ___________

    Total other expenses         $5,204,243  $5,294,297  $15,977,867 $15,848,113


Income before income taxes       $5,235,353  $4,952,603  $15,108,126 $13,452,071
Provision for income taxes        2,091,576   1,993,067    5,949,853   4,852,744
                                ___________ ___________  ___________ ___________

    Net Income                   $3,143,777  $2,959,536   $9,158,273  $8,599,327


Number of shares outstanding      4,976,888   4,966,952    4,976,888   4,966,952

                                ___________ ___________  ___________ ___________

Net income per share                  $0.63       $0.60        $1.84       $1.73
                                ___________ ___________  ___________ ___________

Dividends per common stock            $0.30       $0.25        $0.80       $0.65
                                ___________ ___________  ___________ ___________

          See accompanying notes to consolidated financial statements.

                            Merchants New York Bancorp
                       Consolidated Statements of Cash Flows
                     Periods ended September 30, 1995 and 1994

                                                         1995          1994
                                                     ____________  _____________
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                          $9,158,273     $8,599,327
                                                     ____________  _____________

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                         475,020        458,559
    Amortization of premium, net of discounts          3,601,532      4,438,457
    Provision for loan losses                            600,000      1,450,000
    Gains on sales & other investment transactions       (78,497)             0
    Increase (decrease) in unearned discounts              5,457       (171,516)
    Increase  in taxes payable                           933,140        408,206
    Increase  in interest receivable                    (509,154)      (880,262)
    Increase  in interest payable                         79,106        824,353
    (Decrease) increase in accrued expenses             (490,999)       521,378
    Increase in other assets                          (1,861,254)    (2,346,971)
    Decrease in other liabilities                     (1,585,433)      (959,824)

      Total adjustments                                1,168,918      3,742,380
                                                     ____________  _____________
    Net cash provided by operating activities         10,327,191     12,341,707
                                                     ____________  _____________

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net decrease in federal funds sold                  47,000,000     23,000,000
  Net decrease in securities under agreements
    to resell                                                  0     40,000,000
  Proceeds from redemptions of securities
    available for sale                                56,865,532     88,800,919
  Proceeds from sales of securities available
    for sale                                          36,279,688              0
  Purchase of securities available for sale          (82,185,998)  (112,535,518)
  Proceeds from redemptions of investment securities   8,821,492      4,526,494
  Purchase of investment securities                   (4,258,168)    (5,277,037)
  Net increase in customer loans                     (42,503,105)   (15,422,935)
  Net increase in bank premises and equipment           (410,478)      (603,882)
                                                     ____________  _____________
    Net cash provided by investing activities         19,608,963     22,488,041
                                                     ____________  _____________
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net decrease in demand deposits, NOW, savings and
     money market accounts                           (49,449,077)   (36,495,815)
  Net decrease in certificates of deposit            (30,956,391)    (7,704,060)
  Net increase in federal funds purchased             26,000,000      6,000,000
  Net increase in securities sold under
    repurchase agreements                             25,262,500     17,437,500
  Proceeds from issuance of common stock                 196,298         32,852
  Dividends paid                                      (3,976,342)    (3,228,348)
                                                     ____________  _____________

    Net cash used in financing activities            (32,923,012)   (23,957,871)
                                                     ____________  _____________

Net (decrease) increase in cash and
  cash equivalents                                    (2,986,858)    10,871,877
Cash and cash equivalents at the beginning of
  the period                                          50,721,430     37,733,085
                                                     ===========   =============
Cash and cash equivalents at the end of the period   $47,734,572    $48,604,962

          See accompanying notes to consolidated financial statements.

                 MERCHANTS NEW YORK BANCORP

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of September 30, 1995 and 1994 are unaudited. However, in management's opinion, all adjustments (consisting of normal accruals) necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1994 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1994.

2. For purposes of reporting cash flows, cash and cash equivalents will include cash and due from banks.

3. Bancorp's Board of Directors declared a 2 for 1 stock split on August 26, 1995, to shareholders of record as of September 12, 1995, with an effective date of October 2, 1995. As a result, retroactive adjustments have been made to the balance sheet for the change in capital structure. 1994 shares and equity balances have been reclassified to conform to the current presentation.

4. On February 28, 1995, the Bank received regulatory approval for a new branch office at 275 Madison Avenue, which opened on June 19, 1995. This branch replaces the 350 Park Avenue branch, which was closed. The second floor of this location has also been leased, and will become the Bank's new corporate headquarters.

5. In June, 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for the Impairment of a Loan". In October, 1994 the FASB issued
No. 118 "Accounting by Creditors for the Impairment of Loan-Income Recognition and Disclosures" which amended SFAS No. 114. Both Statements are effective as of January 1, 1995 for Bancorp's financial statements and have been adopted as of that date. These Statements address the accounting by creditors for impairment of certain loans which, among other things, include all loans that are restructured in a troubled debt restructuring, involving a modification of terms. They require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent.

The Bank's impaired loans are only those identified as in a nonaccrual status for 90 days or more. Impaired is defined as "when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." As of September 30, 1995, the Bank's nonaccrual loans of 90 days or more past due (which includes impaired loans) were $2.11 million, with no related impairment allowance. The average recorded investment in impaired loans during the third quarter of 1995 is $1,832,000, with $1,641,000 for the nine month period ended September 30, 1995. Upon adoption of SFAS No. 114, the Bank did not change its method of recognizing interest on impaired loans. The amounts of interest income recognized on impaired loans during this quarter and for the period ended September 30, 1995 is not considered significant. The reserve for loan losses contains an additional amount deemed necessary to maintain it at levels considered adequate by management. It is the Bank's policy to keep loans on nonaccrual status until the principal and interest is current or they are charged off.

------------------------------------------------------
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
------------------------------------------------------

         Nine months ended September 30, 1995 compared with
             nine months ended September 30, 1994
         --------------------------------------------------

Interest on investments increased by $2.89 million, as the result of increases in the yield. This is from reinvesting funds from paydowns on mortgage backed securities, maturities and a repositioning of a portion of the investments at the end of 1994. The average investment portfolio decreased $7.3 million to $611.6 in 1995, from $618.9 in 1994.

Loan interest income increased by $3.6 million to $19.2 million, as increased rates resulted in $4 million more in interest, which was offset by a decrease of $400,000 from lower loan volume. The increase of $4 million in interest is due to an overall rise in the interest rate environment, as the prime rate rose from an average of 6.81% in
1994 to 8.87% in 1995.   Average loan outstandings decreased $4.4
million to $262.7 million in 1995 from $267.1 million in 1994, as our customers' needs were reduced.

Interest expense on interest bearing deposits increased $3.8 million, to $20.3 million in 1995, from $16.5 million in 1994. $5.3 million is attributable to higher interest rates, which stemmed from the overall rise in the interest rate environment. This was offset by the decrease of $1.5 million from lower volume due to a decrease in average interest bearing deposits of $52.8 million to $575.6 million in 1995. The lower average deposits are due in part to the cyclical nature of both the loans and deposits, as well as disintermediation as customers sought non-bank interest returns.

Noninterest income went up by $112,000 due principally to gains on sales of securities in 1995 of $72,000 versus none in 1994.

Noninterest expense rose $130,000, due to normal increases in salaries of $315,000 and a $300,000 adjustment to the carrying value of Other Real Estate Owned. This was offset by a reduction of $520,000 in our FDIC fees.

The provision for loan losses decreased by $850,000, as problem loans have substantially lessened as a result of a stronger economy and our loan loss reserve is strong.

        Three months ended September 30, 1995 compared with
             three months ended September 30, 1994
        ---------------------------------------------------

The net increase in interest on investments was $667,000, as the result of increases in the yield. This is from reinvesting funds from paydowns on mortgage backed securities, maturities and a repositioning of a portion of the investments at the end of 1994. The average investment portfolio decreased $28 million to $597.5 in 1995, from $625.5 in 1994, as loans grew slightly and we experienced lower deposits. The decrease in volume reduced the increase in the yield.

Loan interest income increased by $983,000, as increased rates resulted in $813,000 more in interest plus an increase of $170,000 from additional loan volume. The increase in rates is due to an overall rise in the interest rate environment as the prime rate rose from an average of 7.49% in 1994 to 8.77% in 1995. Average loan outstandings increased by $7.8 million to $287.2 million in 1995 from $279.4 million in 1994, as our customers required additional funds.

Interest expense on interest bearing deposits increased $1.1 million, to $6.8 million in 1995, from $5.7 million in 1994. $3.6 million is attributable to higher interest rates, which stemmed from the overall rise in the interest rate environment. This was offset by the decrease of $2.5 million in lower volume due to a decrease in average interest bearing deposits of $46.8 million to $557.8 million in 1995. The lower average deposits are due primarily to disintermediation as customers sought non-bank interest returns.

Noninterest income went up by $50,000 primarily due to gains on sales of securities in 1995 of $72,000 versus none in 1994.

Noninterest expense decreased $95,000 in the third quarter of 1995 due to a reduction of $503,000 from a refund of FDIC fees. This was offset by increased occupancy costs of $117,000, reflecting the opening of our new branch office and an adjustment of $300,000 to the carrying value of Other Real Estate Owned.

The provision for loan losses decreased by $100,000, as problem loans have substantially lessened as a result of a stronger economy and our loan loss reserve is strong.


            Loan Losses and Non-Performing Assets
            -------------------------------------

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more past due. Those loans past due 90 days or more and that are still accruing are either well secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or are charged off.

The following table sets forth certain information with respect to the loan loss experience for the quarters ended September 30, June 30 and March 31, 1995 and the nine months ended September 30, 1995.

                                              (In thousands)
                                -------Quarter ended------    9 mos.
                                                              ended
                                9/30/95   6/30/95  3/31/95    9/30/95
Balance at beginning of period  $6,714    $6,549   $6,188     $6,188

Provision for loan loss.....       100       250      250        600
Chargeoffs..................       321       300        0        621
Recoveries
  Commercial................       135       215      111        461
  Installment...............         0         0        0          0

Total.......................    $6,628    $6,714   $6,549     $6,628

At September 30, June 30 and March 31, 1995, the Bank's additions to the allowance for loan losses mirrored the economic condition of the time. Our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising during the recession and falling when the economy improved in 1994. Chargeoffs have gone down subsequently. Levels of the provision in previous years were conservative in nature and were considered adequate. Another factor we consider in ascertaining the adequacy of the allowance, are loans classified by management as having higher than normal credit risk but where loss is not currently anticipated. Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. During periods of economic growth, the Bank's approach is to slowly reduce the allowance, to more accurately reflect the regaining of strength.

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated:

                                              (In thousands)
Quarter ending                    9/30/95        6/30/95        3/31/95
Non-accrual loans.............     $2,110         $1,791         $1,275
Loans past due more than
 90 days and still accruing...        298            590            710
Restructured loans............          0              0              0

Total.........................     $2,408         $2,381         $1,985
Non-accrual loans as a percen-
 tage of reserve..............         30.9%          26.7%          19.5%
Non-accrual loans as a percen-
 tage of total loans..........          0.8%           0.6%           0.5%
Interest income that would have
 been earned on nonaccrual loans... $  39             36             23

Interest income that was earned on nonaccrual (impaired) loans is considered insignificant.

                             Liquidity
                             ---------

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At December 31, 1994 average cash and short term investments totalled $54.1 million and accounted for 5.6% of the Bank's total average assets, with $43.4 million or 4% as of September 30, 1995.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $821.6 million at December 31, 1994, with $766.3 million at September 30, 1995. The Bank continues to retain a substantial proportion of its average deposits in the form of non-interest bearing funds, with 24% in both 1994 and 1995. Additional liquidity is derived from scheduled loan and investment payments of principal and interest and principal prepayments received. Proceeds from the sale of securities is $36.3 million as of September, 1995 with $69.2 million received by that date from maturities, principal paydowns and amortization, net of accretion. Purchases of investments were $86.4 million for the period.

Bancorp's cash needs consist primarily of dividends, which flow up from the Bank, and cash to cover its expenses, which are minimal. Dividends paid were $1,491,866 in the third quarter of 1995, with $1,242,263 and $1,242,213 for the second and first quarters, respectively.

                             Capital
                             -------

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 10%. The Bank was also in excess of the required leverage ratio of 4%, with 9.81% for the third quarter of 1995.

The primary source of capital growth is through retention of earnings. Undivided profits increased to $65.9 million at 9/30/95 as compared to $60.7 million as of 12/31/94 resulting from the retention of $5.2 million of earnings after paying dividends of $3,976,342. The Bank's Board of Directors declared a dividend of $.50 for the first and second quarters of 1995, with an increase to $.60 for the third quarter. The accompanying financial statements have been restated to fully reflect the effect of the 2 for 1 stock split. We continue to believe that cash dividends are an important component of shareholder value and that at its current level of performance, this quarter's 249th consecutive dividend payment will continue into the future. The overall increase of $17.5 million in stockholders equity included the $5.2 million in retained earnings and was further impacted by a change in the market value of the Investment portfolio on September 30, 1995 versus
December 31, 1994 of $12.1 million, net of tax effect.

                               Required         9/30/95      12/31/94
Tier I Capital Ratio..........  4.00%            19.82%       19.81%
Tier II Capital Ratio.........  8.00             21.07        21.06
Leverage Ratio................  4.00              9.81         8.75

                       PART II.  OTHER INFORMATION

----------------------------------------
Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a) Exhibits: Exhibit 27 - Financial Data Schedule

    (b) Reports on Form 8-K:  None

                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERCHANTS NEW YORK BANCORP, INC.
                                    Registrant




Date: November 10, 1995            _/s/ James G. Lawrence__________
                                    James G. Lawrence
                                    President & Chief Executive Officer




Date: November 10, 1995             _/s/ Nancy J. Ostermann________
                                    Nancy J. Ostermann
                                    Vice President and Comptroller