Form 10-K
period 1995-12-31
MERCHANTS NEW YORK BANCORP INC
filed 1996-03-29
CIK 884383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                            Commission File No. 0-22058
    December 31, 1995

                        MERCHANTS NEW YORK BANCORP, INC.
               (Exact name of registrant as specified in charter)

            Delaware                                            13-3650812
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                             identification No.)

   275 Madison Avenue, New York, N.Y.                             10016
(Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (212) 973-6600

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                 Title of Class:
                                 ---------------

                         Common Shares, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

     As of March 27, 1996, the aggregate market value of the voting stock held by non-affiliates was approximately $118,366,649.

     As of March 27, 1996, 4,982,323 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the 1995 Annual Report of Merchants New York Bancorp, Inc. are incorporated by reference in Part I, Part II and Part IV.

(2) Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, dated March 28, 1996 of Merchants New York Bancorp, Inc. are incorporated by reference in Part III.


================================================================================

                        MERCHANTS NEW YORK BANCORP, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.   BUSINESS......................................................     1

ITEM 2.   PROPERTIES....................................................     20

ITEM 3.   LEGAL PROCEEDINGS.............................................     20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     21


                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS...................................     21

ITEM 6.   SELECTED FINANCIAL DATA.......................................     21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........................     22

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     22

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE........................     22


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...............     22

ITEM 11.  EXECUTIVE COMPENSATION........................................     22

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT................................................     22

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     22


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND \
          REPORTS ON FORM 8-K...........................................     23

SIGNATURES .............................................................     24

                                     PART I

ITEM 1. BUSINESS

General

     Merchants New York Bancorp, Inc. (the "Company") is a bank holding company that was organized under the laws of the State of Delaware on February 27, 1992 for the purpose of acquiring all of the issued and outstanding capital stock of The Merchants Bank of New York (the "Bank"), a banking corporation organized under the laws of the State of New York. The sole subsidiary of the Company is the Bank. The principal business of the Company is the operation of the Bank.

     The Bank is a commercial bank, servicing the communities in which its branches are located. It is authorized to receive both demand and time deposits, to make loans of various types, to engage in trust services and other fiduciary funds, to issue letters of credit, to accept and pay drafts, to rent safety deposit boxes, and to engage in similar activities.

     The Bank was founded in 1874 as Markel Brothers Private Bankers. A New York City branch was established in 1881. In 1926, a charter was obtained from the Banking Department of the State of New York. The name and style of the Bank was changed to The Merchants Bank, and at the same time the Bank became publicly held. The Bank's name was changed to The Merchants Bank of New York in 1937.

     Cash dividends were commenced in 1932 and since then have been paid consecutively every quarter for the ensuing 63 years.

     The Bank operates seven branches, all in Manhattan, which are strategically located to serve its middle market customers. The executive offices of the Company are located at 275 Madison Avenue, New York, New York 10016. The telephone number is (212) 973-6600.

Banking Services

     The Bank offers conventional banking services consisting of retail banking, commercial banking, international banking and trust services to small and medium size businesses and to individuals. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank provides a full range of retail banking services that include Regular and Special Checking Accounts, NOW (Negotiable Orders of Withdrawal) and Super NOW Accounts, Money Market Accounts, Savings Accounts plus Keogh and IRA Accounts and Lease Security Accounts for landlords and Attorney Escrow Accounts. Since June 1995, the Bank has issued VISA(R) and MASTERCARD(R) credit cards offered through an intermediary affinity program with all credit risk assumed by the third party. The complete process, including credit checks and eligibility, is being handled by the third party. 24-hour automated teller machine (ATM) cards with access to NYCE, The Exchange and CIRRUS(R) systems will be available beginning the first quarter of 1996 for use on non-Bank owned ATMs. The Bank does not have any ATMs at any of its branches and does not anticipate installing any in the near future.

     The Bank furnishes lending and depository services to small and medium size commercial and industrial customers and to individuals. Loan facilities to these customers include short term loans, revolving credit arrangements, term loans, personal installment loans, and auto loans. Most of the Bank's business loans are short term. Lending is limited to the New York metropolitan area which includes the five boroughs, Westchester, Long Island, and Northern New Jersey. No single borrower or group of related borrowers is indebted to the Bank in the aggregate for an amount in excess of $9.4 million. The Bank's legal lending limit was in excess of $13 million at December 31, 1995.

     The Bank's International Banking Department offers financial services to its customers through its network of correspondent banks around the world. The Bank provides Letters of Credit and foreign collection services to finance import and export transactions. It also issues Standby Letters of Credit for domestic use. The Bank maintains active correspondent relationships with leading financial institutions, both domestic and world wide.

Competition

     The Bank faces significant competition for both the loans it makes and the deposits it accepts. The Bank's market area has a high density of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company, and all of which are competitors of the Bank to varying degrees. The Company and its competitors are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     The Bank's competition for loans comes principally from other commercial banks. The Bank competes successfully for loans primarily by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive in its market area. Its most direct competition for deposits has historically come from commercial banks, savings banks, credit unions, and savings and loan associations. Additionally, the Bank faces competition for deposits from money market funds, stock and bond mutual funds, brokerage companies and insurance companies. The Bank competes for deposits by offering a variety of customer services and deposit accounts at generally competitive interest rates.

     Management considers the Bank's reputation for financial strength and customer service as its major competitive advantage in attracting customers in its market area. The Bank also believes it benefits from its community bank orientation as well as its relatively high percentage of core deposits.

Potential Impact of Changes in Government Monetary Policies and Interest Rates

     The earnings of the Company and the Bank are affected by legislative changes and policies of various governmental authorities such as the New York State Banking Department, the Board of Governors of the Federal Reserve System (the "FRB") and the FDIC. The FRB controls interest rates, which in turn may affect the cost of funds and the return on earning assets. The changing economic conditions and changes in the money markets make it impossible to predict future changes in interest rates, loan demand, or their effects on the Bank's business and earnings.

     The Bank's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits. When the amount of interest-earning assets differs from the amount of interest-bearing liabilities expected to mature or reprice in a given period, a significant change in market rates of interest will affect net interest income. The Bank manages its interest rate risk primarily by structuring its balance sheet to emphasize holding adjustable rate loans in its portfolio, maintaining a large portion of its investments in mortgage-backed securities which produce monthly cash flow for reinvestment, and maintaining a large base of core deposits.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended primarily to protect depositors and not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

     The Company is a registered bank holding company subject to the regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the FRB quarterly and annual reports and any additional information that may be required under the Act. The Act also requires every bank holding company to obtain the prior approval of the FRB before (i) acquiring all or substantially all of the assets of or direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank which is not already majority owned, or
(ii) acquiring, or merging or consolidating with, any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions, mergers or consolidations.

     Prior to September 29, 1995, the Act prohibited the FRB from approving any such acquisition of control of any bank operating outside the bank holding company's principal state of operations, unless such action was specifically authorized by the statutes of the state in which the bank to be acquired was located. On September 29, 1994, the President of the United States signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"). Beginning September 29, 1995, an adequately capitalized and managed bank holding company may (with FRB approval) acquire control of banks outside its principal state of operations, without regard to whether such acquisitions are permissible under state law. States may, however, limit the eligibility of banks to be acquired by an out-of-state bank holding company to banks in existence for a minimum period of time (not in excess of five years). No bank holding company may make an acquisition outside its principal state of operations which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissive limit is established, by a particular state). The Riegle-Neal Act also provides that, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. In response to the Riegle-Neal Act, New York has amended its banking laws, effective February 6, 1996, to delete the reciprocity requirement formerly imposed on the acquisition of New York banks by out-of-state bank holding companies, and to add the requirement that a New York bank chartered less than five years which is acquired by an out-of-state bank holding company generally may not be merged with other banks owned by that bank holding company. These amendments to the New York banking laws also permit an out-of-state bank to branch into the state by merging with an existing New York bank or by acquiring one or more branches of an existing New York bank, subject in either case (until June 1, 1997) to a reciprocity requirement. The amendments do not permit an out-of-state bank to open de novo branches in the state. The Company is unable to predict the ultimate impact of interstate banking on it or its competition.

     Additionally, the Act prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     The FRB has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities.

     Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1 capital," consisting of common equity, retained earnings, less certain goodwill items and intangible assets. The remainder ("Tier 2 capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible debt securities, and (f) a limited amount of subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 capital. The maximum amount of supplementary capital elements that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital net of goodwill and certain other intangible assets. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by certain residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and commitments (including commercial credit lines) with an initial maturity or more than one year have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term or unconditionally cancelable commitments have a 0% factor.

     The Company's management believes that the risk-weighting of assets under these guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 1.0% to 2.0% above the stated minimum, The leverage capital ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights.

     At December 31, 1995, the capital ratios of the Company and the Bank exceeded the FRB's minimum regulatory capital guidelines as follows:


                                   Merchants New York Bancorp, Inc.

                                                                Risked-Based Capital
                   Leverage Capital                    Tier 1                         Total(2)
             ----------------------------   ----------------------------    ----------------------------
                Amount       Ratio(1)           Amount        Ratio             Amount        Ratio
             ----------------------------   ----------------------------    ----------------------------
                                        (Dollars in Thousands)

Actual         $89,551          9.02%             89,551        21.61%             $94,732      22.86%

Minimum
requirement     39,712          4.00              16,576         4.00               33,152       8.00

              ==========================      ==========================      ===========================
Excess         $49,839          5.02%             72,975        17.61%              61,580      14.86%
              ==========================      ==========================      ===========================


                                    The Merchants Bank of New York

                                                                Risked-Based Capital
                   Leverage Capital                    Tier 1                         Total(2)
             ----------------------------   ----------------------------    ----------------------------
                Amount       Ratio(1)           Amount        Ratio             Amount        Ratio
             ----------------------------   ----------------------------    ----------------------------
                                        (Dollars in Thousands)

Actual         $88,706          8.96%            $88,706        21.40%             $93,887      22.65%

Minimum
requirement     39,601          4.00              16,581         4.00               33,161       8.00

              ==========================      ==========================      ===========================
Excess         $49,105          4.96%             72,125        17.40%             $60,726      14.65%
              ==========================      ==========================      ===========================

(1) The leverage capital requirement is generally between 4.0% and 5.0% for all but the most highly-rated companies.

(2) The Company's Tier 1 capital includes stockholders' equity, net of intangible asset, and unrealized securities valuation accounts. Tier 2 capital includes Tier 1 capital plus 1.25% of risk-weighted assets.

     Effective September 1, 1995, the federal bank regulatory agencies amended their capital adequacy guidelines to provide explicitly for consideration of interest rate risk in their overall evaluation of a bank's capital adequacy. The amendments are intended to ensure that banking institutions effectively measure and monitor their interest rate risk, and that they maintain adequate capital for the risk. Under the amendments, banking institutions deemed by the federal bank regulatory agencies to have excessive interest rate risk may be required to maintain additional capital. The Company does not believe that the amendments will have a material adverse effect on the Company.

     The Bank is a state-chartered bank subject to supervision, regulation and examination by the New York State Banking Department and by the FRB. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishing and closing of branches, mergers and consolidations, changes in control, electronic funds transfer, community reinvestment, management practices and other aspects of operations are subject to regulation by the appropriate Federal and state regulatory agencies. The Bank is also subject to various regulatory requirements of the FRB including disclosure requirements in connection with personal and mortgage loans, interest on deposits and reserve requirements. In addition, the Bank is subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     Federal regulatory agencies have broad powers to take prompt corrective action to resolve problems at banking institutions, including (in certain cases) the appointment of a conservator or receiver. The extent of these powers is generally influenced by the level of capital at the institution. Management does not anticipate that the Bank will become subject to these prompt corrective action provisions.

     Only a well capitalized depository institution may accept brokered deposits without prior regulatory approval. Under FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 capital (leverage) ratio of at least 5%. The Company and the Bank meet the guidelines to be considered a "well capitalized" institution. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although the examination may occur at longer intervals for small well-capitalized or state-chartered banks.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Act on any extension of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities of the bank holding company or its subsidiaries, and in the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with the extension of credit or provision of any property or services.

     Various restrictions limit the extent to which the Bank can supply funds to the Company. The FRB limits the Bank from the payment of dividends, without prior approval, to an amount not to exceed the net profits for that year plus retained earnings for the preceding two calendar years, less any required transfer to surplus. Further restrictions prevent the Company from borrowing from a bank subsidiary unless the loans are secured in specified amounts.

Without the prior approval of the FRB, secured loans, other transactions and investments by any bank subsidiary are generally limited in amount to 10% of the bank's capital and surplus. Federal law also requires that transactions between a bank subsidiary and the Company, including extension of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the bank subsidiary as those that apply or that would apply to comparable transactions with unaffiliated parties.

     As a consequence of the extensive regulation of the commercial banking business in the United States, the business of the Company and the Bank are particularly susceptible to changes in federal and state legislation and regulations which may increase the cost of doing business.

Lending Activities and Credit Risk Management

     The Bank's commercial and industrial loan portfolio represents approximately 95% of gross loans. Loans in this category are typically made to small and medium sized businesses with an average range between $100,000 and $3 million, although larger loans are made as the Bank's legal lending limit is in excess of $13 million. Loan proceeds are generally used for working capital and are seasonal in nature. In addition, the Bank supports the financing of the importation of merchandise through letters of credit and direct loans. The primary source of repayment is from the borrowers' conversion cycle of inventory and accounts receivable as well as profits and cash flows.

     The Bank's mortgage loan portfolio represents approximately 5% of gross loans and is secured by mortgages on real property located in the New York metropolitan area. Mortgage loans are made on an accommodation basis to current, well established customers or are on occasion made to a business for property which it is occupying. In the latter instance, full credit evaluation of the borrowers' financial status is done and the Bank does not rely solely on the property.

     The Bank's lending is subject to its written underwriting standards and to loan origination procedures prescribed by management. Detailed information is obtained to assist in determining the borrower's ability to repay including credit reports, financial statements and confirmations. The Bank's commercial and industrial loans are underwritten based on the cash flow and financial condition of the borrowing business and applicable collateral when appropriate. Such loans may be secured in whole or in part by collateral such as liquid assets, accounts receivable, inventory, equipment or real property. The majority of the loans are personally guaranteed by the principals of the business and may be further collateralized by the assets of those principals. The interest rates on commercial and industrial loans are primarily variable rates that change with market conditions and are priced in relation to the "prime rate."

     Intrinsic to the lending process is the possibility of loss. In times of economic slowdown, the risk inherent in the Bank's portfolio of loans is increased. While management endeavors to minimize this risk, it recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio which in turn depends on current and expected economic conditions, the financial conditions of borrowers and the credit management process.

     As of December 31, 1995, the Bank's loans of $271 million , net of unearned discounts, represented 26% of total assets. The Bank has no foreign loans outstanding. The following table sets forth the composition of the Bank's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:


                                        1995            1994             1993            1992              1991
                                      --------        --------         --------        --------           ------
                                                                     (In thousands)
Commercial and industrial........       $256,620        254,098        272,664          283,671           276,115
Real estate - mortgage...........         11,276         11,205          7,694            7,882             8,791
Installment loans................          3,067          2,894          2,518            2,892             3,538
                                     ------------    -----------      -----------     -----------     -------------
Gross loans......................        270,963        268,197        282,876          294,445           288,444
  Less:  unearned discounts......            (59)           (80)          (262)            (644)           (1,151)
                                     ------------    -----------      -----------     -----------     -------------
Total (net of unearned
  discounts).....................       $270,904        268,117        282,614          293,801           287,293
                                     ============    ===========      ===========     ===========     =============

     Approximately 47% of the current loan portfolio is outstanding to companies in the diamond, jewelry, furs and apparel industries. This includes loans to various types of companies such as wholesalers, retailers, manufacturers and casters. The Bank's portfolio is sensitive to downturns in the economy, since these items are purchased with disposable income. As of December 31, 1995, there are no categories of loans exceeding 10% of total loans except as shown in the above table. Substantially all of the Bank's loans are to borrowers in the New York metropolitan area.

     The following table sets forth the maturities of selected loans in the Bank's gross loan portfolio at December 31, 1995:


                                           Due One               Due One             Due After
                                        Year or Less          to Five Years         Five Years             Total
                                      ------------------    ------------------    ----------------    ----------------
                                                                          (In thousands)
Commercial and industrial........              $229,123                22,708               4,789             256,620
Real estate - mortgage...........                   262                 9,384               1,630              11,276
                                      ------------------    ------------------    ----------------    ----------------
Total............................              $229,385                32,092               6,419             267,896
                                      ==================    ==================    ================    ================

Loans included in the above which
are due after one year,
which have:
Fixed interest rates.............                                      $4,204               1,659               5,863
Adjustable interest rates........                                      27,888               4,760              32,648
                                                            ------------------    ----------------    ----------------
Total............................                                      32,092               6,419              38,511
                                                            ==================    ================    ================


Asset and Liability Management

     The Bank's net interest income is an important component of its operating results. The stability of net interest income in changing interest rate environments depends on the Bank's ability to manage effectively the interest rate sensitivity and maturity of its assets and liabilities. The Bank's Asset Liability Management Committee develops and implements risk management strategies, and uses various risk measurement tools to evaluate the impact of changes in interest rates on the Bank's asset/liability structure and net interest income.

     The Bank's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management's plan has been to maximize the amount of loans with interest rates that move with prime rate changes (approximately 95% of the loan portfolio) and to invest a major portion of the investment portfolio in mortgage-backed securities which have a five to seven year average life and a constant cash flow return of principal which can be reinvested on a monthly basis (currently $6 million to $8 million per month). In addition, the investment portfolio has been heavily positioned in the available-for-sale category to allow for sales to be made, when appropriate, to take advantage of interest rate arbitrage to improve future interest returns. As economic conditions change, management will modify the plan as necessary.

     One measure of the Bank's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1995, the Bank had a negative one-year gap of (24%) of total interest-earning assets; that is, it had more interest-bearing liabilities than interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the decrease in interest income earned on assets. Conversely, in an increasing interest rate environment, a negative gap may result in an increase in the interest expense paid on liabilities that is more rapid than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-earning liabilities which will mature before interest-bearing assets, it does not indicate the extent to which they reprice. Therefore, at times, a negative gap may not increase earnings in a declining interest rate environment.

     The following table summarizes the Bank's interest rate sensitive assets and liabilities at December 31, 1995 according to the time periods in which they are expected to reprice, and the resulting gap for each time period.


                                           Less than         Three to         One to
                                             Three            Twelve           Five            Over
                                             Months           Months           Years         Five Years         Total
                                         --------------    -------------    ------------    -------------    -------------
                                                                   (Dollars in thousands)
Interest-earning assets:
Federal funds sold....................      $52,000               --              --               --           52,000
U.S. government and
    agency obligations................       19,842          217,134         287,916           15,132          540,024
Obligations of states and political
    subdivisions......................        1,059            4,494          38,616           23,260           67,429
Other securities......................           --              246              10            3,948            4,204
Commercial and industrial loans:
    Fixed rate........................        9,117            1,537           1,004            1,343           13,001
    Adjustable rate...................      243,357               --              --               --          243,357
Real estate loans:
    Fixed rate........................          200               23           3,201              316            3,740
    Adjustable rate...................        7,736               --              --               --            7,736
Installment loans.....................          415              941           1,714               --            3,070
                                         --------------    -------------    ------------    -------------    -------------
    Total interest-earning assets.....     $333,726          224,375         332,461           43,999          934,561
                                         --------------    -------------    ------------    -------------    -------------

Interest-bearing liabilities:
  Savings accounts....................       27,250               --              --               --           27,250
  NOW accounts........................       39,473               --              --               --           39,473
  Money market accounts...............      116,305               --              --               --          116,305
  Time deposits.......................      193,421          153,158          34,162              158          380,899
Securities sold under repurchase
    agreements........................      105,065               --              --               --          105,065
                                         --------------    -------------    ------------    -------------    -------------
    Total interest-bearing liabilities.    $481,514          153,158          34,162              158          668,992
                                         --------------    -------------    ------------    -------------    -------------
Net interest sensitivity gap..........     (147,788)          71,217         298,299           43,841          265,569
Cumulative gap position...............     (147,788)         (76,571)        221,728          265,569
Cumulative gap/total
    interest-earning assets...........     (15.81%)           (8.19)           23.73            28.42
                                         ==============    =============    ============    =============

     Prepayments and scheduled payments have been estimated for the loan portfolio based on the Bank's historical experience. Non-accrual loans are included in the table at their original contractual maturities. Savings account and NOW account repricings are based on the Bank's historical repricing experience and management's belief that these accounts are not highly sensitive to changes in interest rates.

Asset Quality

     Management continually reviews delinquent loans to adequately assess problem situations and to quickly and efficiently remedy these problems whenever possible. When a loan becomes past due (when it is past due 90 days) and doubt exists as to the ultimate collection of principal or interest, the accrual of interest is discontinued. Any accrued but unpaid interest on such loans is charged against current earnings. Non-accrual loans at December 31, 1995 were $2.17 million or 0.80% of total loans, while at December 31, 1994 and 1993, they were $1.31 and $1.84 million, respectively. Loans which are current as of

December 31, 1995 but for which there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms are not material in amount.

     The  following   table  sets  forth  the   aggregate   amount  of  domestic
non-accrual, past due and restructured loans at the end of each of the most recent five fiscal years:


                                                                        December 31,
                                            ----------------------------------------------------------------------
                                                1995          1994           1993          1992          1991
                                                ----          ----           ----          ----          ----
                                                                   (Dollars in thousands)
Non-accrual loans.......................      $2,169          1,311         1,837         1,848         1,781
Past due 90 days or more
  (other than above)....................         281            308           308           468         2,094*
Restructured............................          --             --            --            --            --
                                              ------         ------        ------        ------        ------
Total...................................      $2,450          1,619         2,145         2,316         3,875
Interest income that would
  have been earned on
  non-accrual and reduced
  rate loans outstanding................         103             94           110           118           152
Interest income included in
  net income for the above
  loans.................................          --             --            --            27            25
Non-accrual, past due and
  restructured loans as a
  percentage of total gross
  loans.................................         .90%           .60           .76           .79          1.34

     The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loan loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on changes in economic conditions and in the credit risk inherent in the loan portfolio. As of December 31, 1995, there were no potential problem loans of which management was aware that in management's opinion would materially impact financial results.

     The Bank's allowance for loan losses at December 31, 1995 was $6.48 million or 2.39% of total loans compared to $6.19 million at December 31, 1994 or 2.31% of total loans. At December 31, 1993 it was $6.96 million or 2.46% of total

--------------------
* In 1991 approximately 80% of the past due 90 days or more category was represented by a loan on which the Bank has an assignment of insurance with a loss claim which was under review.

loans. Of the allowance for loan losses, non-accrual loans represented 33.47%, 21.2% and 26.4% respectively.

     As in all banks, in addition to non-accrual loans, the Bank has other loans which reflect a higher degree of risk because of general economic conditions or specific deterioration because of circumstances for a particular borrower. These loans are reflected in the criticized and/or classified categories by the Bank's loan review process. In establishing the allowance for loan losses, the Bank must consider these categories, and additions to the allowance are made with this in mind. Although actual non-accrual loans at December 31 (those on which interest is no longer being accrued) were on average $1.8 million for each of the past five years, the Bank's actual charge-offs for the past five years aggregated $28.7 million. In the same period, the aggregate provision for additions to the allowance was $29.5 million, with 1995 accounting for only $2.1 million.

     The following table sets forth certain information with respect to the Bank's loan loss experience for each of the most recent five fiscal years:


                                                                    December 31,
                                        ----------------------------------------------------------------------
                                                               (Dollars in thousands)
                                            1995          1994           1993          1992          1991
                                            ----          ----           ----          ----          ----
Allowance  for loan losses  balance at
beginning of year...................      $6,188          6,960         4,359         3,209         4,009
Provision for loan losses...........       2,080          1,850         9,785         8,394         7,392
Charge offs:
   Commercial and industrial........      (2,315)        (2,918)       (7,343)       (7,636)       (8,383)
   Installment......................         (33)           (--)           (8)          (20)          (55)
                                         --------        --------      --------      --------      --------
Total charge offs...................      (2,348)        (2,918)       (7,351)       (7,656)       (8,438)
Recoveries
   Commercial and industrial........         563            294           166           407           244
   Installment......................           1              2             1             5             2
                                               -         ------        ------        ------        ------
Total recoveries....................         564            296           167           412           246
Net (charge offs) recoveries........      (1,784)        (2,622)       (7,184)       (7,244)       (8,192)
                                          -------        -------       -------       -------       -------
Balance at end of year..............      $6,484          6,188         6,960         4,359         3,209
                                          =======        =======       =======       =======       =======

Ratio of net  charge  offs to  average
loans  outstanding,  net  of  unearned
discounts...........................         .65%           .96          2.34          2.48          2.70

     The following table sets forth an approximate breakdown of the allowance for loan losses by major categories of loans for each of the most recent five fiscal years:(1)

                                                                   December 31,
                                                                   ------------
                                  1995            1994               1993             1992               1991
                            --------------   ---------------    ---------------   --------------   ----------------
                                     % of              % of               % of             % of              % of
                                     Loans             Loans              Loans            Loans             Loans
                                     in Ea.            in Ea.             in Ea.           in Ea.            in Ea.
                                     Categ.            Categ.             Categ.           Categ.            Categ.
                             Loan    to       Loan     to         Loan    to       Loan    to        Loan    to
                             Loss    Total    Loss     Total      Loss    Total    Loss    Total     Loss    Total
                             Allow   Loans    Allow    Loans     Allow    Loans   Allow    Loans    Allow    Loans
                             -----   -----   ------    -----     -----    -----   -----    -----    -----    ------
Commercial & industrial..    1,085    94.71      656    94.74      919   96.39      924   96.34      888    95.72
Real estate..............       --     4.16       --     4.18       --    2.72       --    2.68       --     3.05
Installment..............       23     1.13       20     1.08       26     .89       29     .98       29     1.23
Unallocated..............    5,376       --    5,512       --    6,015      --    3,406      --    2,292       --
                             -----             -----             -----            -----            -----
Total....................    6,484             6,188             6,960            4,359            3,209
                             =====             =====             =====            =====            =====

Securities and Investment Policy Objectives

     The Bank invests in U.S. Government obligations, U.S. Agency mortgage-backed securities and high quality state and municipal securities, high grade bonds and money market instruments. The Bank's investment portfolio represents a significant share of its assets and exerts an important and stabilizing influence upon the Bank's earnings.

     The Bank's investment policy is designed to promote three objectives. The primary objective is to provide liquidity necessary to meet day to day, cyclical and long term changes in the mix of the Bank's assets and liabilities. The secondary objective is to provide a stable flow of dependable earnings while maintaining liquidity through absorbing funds when loan demand decreases due to seasonal trends and to supply funds when loan demand increases toward its annual peak. The third objective is to provide a balance of quality and diversification to the Bank's assets. There is minimal exposure to trading losses, since the Bank invests but does not trade. Only high grade short term instruments and top rated bonds with an average life of approximately five years or less are acquired with staggered maturities for liquidity.

     Current money and security market conditions are evaluated by the Bank's Investment Committee on a monthly basis. The Investment Committee includes of the Chairman of the Board, the Vice Chairman of the Board, the President and the Executive Vice President. The Committee's strategy and investment program for the month ahead, created in accordance with the Bank's investment policy, is presented for Board approval.

---------------
(1) The allocation of loan loss allowance is calculated on the basis of 50% of the non-accruing commercial and industrial loans and a 5 year average of losses on installment loans. Such allocation is not necessarily indicative of the amounts in which future charge-offs may be taken or of future loss trends.

     As of December 31, 1995, there were no securities, in the name of any one issuer, exceeding 10% of stockholders' equity, except for securities issued by the United States and its political subdivisions and agencies.

     The  following  table sets forth for the most recent three fiscal years the
book  values  and  estimated   market   values  of  the   Company's   investment
securities:(2)


                                                                       December 31
                                                  -------------------------------------------------------
                                                     1995                  1994                 1993
                                                     ----                  ----                 ----
Available for sale securities:                                   (Dollars in thousands)
U.S. government and agency
   obligations.................................     $540,024               529,242               --

Obligations of states and political
   subdivisions................................       22,500                    --               --

Other securities...............................        3,698                 3,698               --
                                                  ------------          ------------         ------------

Total - available for sale.....................     $566,222               532,940               --
                                                  ============          ============         ============

Estimated market value.........................     $584,378               521,204               --
                                                  ============          ============         ============

Held to maturity securities:

U.S. government and agency
   obligations.................................           --                12,847             521,869

Obligations of states and political
   subdivisions................................       44,929                72,029              74,464
Other securities...............................          506                   383               4,125
                                                  ============          ============         ============
Total - held to maturity.......................      $45,435                85,259             600,458
                                                  ============          ============         ============

Estimated market value.........................      $47,759                85,378             626,271
                                                  ============          ============         ============

--------------
(2) On January 1, 1994, the Registrant adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Prior to the adoption of SFAS 115, there was no distinction between "available-for-sale securities" and "held to maturity securities". For a further discussion of the Registrant's securities portfolio see Notes 3 and 4 to the financial statements contained in the Annual Report on page 8.

     The following tables sets forth the book values, range of maturities and average yields for each category at December 31, 1995.


                                                     Securities Available for Sale (Market Value)

                                                   One to         Five to       Over           Total          Average
                                  One Year           Five           Ten          Ten           Market        Yield to
                                   or Less          Years          Years        Years          Value         Maturity
                                 ------------    -----------     ----------    ----------    -----------    ------------
                                                                (Dollars in Thousands)
U.S. Government
obligations(1)(2)............     $111,861          187,014            972           328        300,175        7.49%
U. S. agency obligations.....      135,248          107,225         13,708            --        256,181        6.91
Obligation of state and
political subdivisions(2)....        3,185           14,173          4,857         2,004         24,219        7.48
Other securities.............           --               --             --         3,803          3,803        7.55
                                 ============    ===========     ==========    ==========    ===========    ============
Total available for sale.....     $250,294          308,412         19,537         6,135        584,378        7.24%
                                 ============    ===========     ==========    ==========    ===========    ============
Average yield to maturity....        6.84%             7.25           7.12          6.99



                                                      Securities Held to Maturity (Book Value)

                                                  One to          Five to         Over         Total          Average
                                 One Year          Five             Ten           Ten           Book         Yield to
                                  or Less          Years           Years         Years         Value         Maturity
                                ------------     ----------     -----------    ----------    -----------    ------------
                                                               (Dollars in Thousands)
Obligations  of New York
state(2).....................      $  2,425         25,358           8,121         9,025         44,929        5.71%
Other securities.............           246             10             250            --            506        6.32
                                ============     ==========     ===========    ==========    ===========    ============
Total held to maturity.......      $  2,671         25,368           8,371         9,025         45,435        5.72
                                ============     ==========     ===========    ==========    ===========    ============
Average yield to maturity....         5.82%           5.78            5.71          5.50

Total investments............      $252,965        333,780          27,908        15,160        629,813        7.13%
                                ============     ==========     ===========    ==========    ===========    ============

-----------
(1) Consisting mainly of Government guaranteed GNMA investments with an average life of five years.

(2) Above yield is not computed on tax-equivalent basis. The average tax-equivalent yield to maturity on obligations of states and political subdivisions are as follows: securities available for sale - 11.33% and securities held to maturity - 8.65%. The total tax equivalent yield on the entire investment securities portfolio is 7.49%.

Deposits

     Deposits are the Bank's principal source of funds. The Bank attracts deposits from the general public and small businesses by offering a variety of deposit accounts at competitive rates. The Bank's deposit accounts include savings accounts , personal and commercial checking accounts, money market accounts, NOW accounts, and certificates of deposit ("time deposits"). The Bank also offers tax deferred retirement savings accounts (IRAs), savings and certificates of deposit accounts of $100,000 or more ("jumbo certificates").

Management believes that a significant portion of maturing deposits will be retained by the Bank. There are no material amounts of foreign deposits in domestic offices.

     At December 31, 1995, the Bank had $218 million in jumbo certificates, compared to $206 million at December 31, 1994 and $404 million at December 31, 1993. At December 31, 1995, the dollar amount of jumbo certificates by remaining maturity dates and the average interest rates were as follows:

Remaining Maturity                                  Amount          Average Rate
------------------                                  ------          ------------
                                                       (Dollars in thousands)
3 months or less.............................      $142,826              5.53%
More than 3 through 6 months.................        34,547              7.86
More than 6 months through 12 months.........        29,601              5.52
More than 12 months..........................        10,892              6.02
                                                ===============     ============
    Total....................................      $217,866              6.23%
                                                ===============     ============

     Deposit inflows and outflows are generally dependent on market conditions, interest rates, the general economic environment in the Bank's market area and other competitive factors. The variety of accounts offered by the Bank has enabled it to be more competitive in obtaining funds and to respond with more flexibility to changes in the interest rate environment. Management's policy is to review deposit interest rates at least weekly and to adjust appropriately based on the need for funds, competition and the effect on the net interest margin. The Bank's interest costs on time and savings deposits may continue to trend upward in a higher interest rate environment.

     Fixed rate, fixed term certificates of deposit accounts ("CD's") are generally a significant source of funds for the Company. At December 31, 1995, CD's amounted to $380.9 million or 67.5% of total interest-bearing deposits, compared to $414 million or 68.6% at December 31, 1994 and $404 million or 63.7% at December 31, 1993. CD's offered by the Company have maturities of seven days or more, impose a minimum balance requirement of $2,000, and pay simple interest.

         Savings deposit accounts amounted to $27.2 million or 4.8% of the Company's total interest-bearing deposits at December 31, 1995, compared to $30 million or 5% at December 31, 1994 and $37.9 million or 6% at December 31, 1993. Savings deposits consist of passbook savings accounts and statement savings accounts. Savings accounts offered by the Bank pay interest monthly, compounded and credited on a quarterly basis, to accounts with a minimum average daily balance of $100.

     The Bank offers NOW accounts with unlimited check writing privileges. The minimum initial deposit required is $2,500. There is a service charge incurred if the daily average balance for the month falls below $2,500. Interest is compounded monthly. Interest is credited at the end of the month, at the current rate determined by the Bank. NOW accounts amounted to $39.5 million, or 7% of the Bank's total interest-bearing deposits at December 31, 1995, compared to $42.9 million, or 7.1%, at December 31, 1994 and $47.5 million, or 7.5%, at December 31, 1993.

     The Bank also offers a money market account with limited check writing privileges. Such accounts have a minimum balance requirement of $2,000 and earn interest at the Company's money market rate if the account maintains a minimum average balance of $2,000 for the month. There is a service charge incurred if the daily average balance falls below $2,000. Interest on all money market accounts is compounded monthly and credited monthly. Money market accounts amounted to $116.3 million, or 20.6% of the Bank's total interest-bearing deposits, at December 31, 1995, compared to $116.5 million, or 19.3%, at December 31, 1994 and $144.9 million, or 22.8%, at December 31, 1993.

     The following table sets forth the average deposits and average rates paid for each of the most recent three fiscal years for the classifications of deposits listed:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                       1995        Rate(%)         1994        Rate(%)        1993        Rate(%)
                                       ----        -------         ----        -------        ----        -------
                                                                 (Dollars in thousands)
Deposits:
     Demand....................       $194,571         --         200,475          --        191,457          --
     NOW.......................         38,235       2.29          45,190        2.50         43,073        2.59
     Savings...................         28,146       2.96          36,934        2.94         34,138        2.98
     Money market..............        116,179       3.30         138,316        2.62        158,939        2.63
     Other time ...............        389,747       5.51         400,746        4.20        434,723        3.90
                                      --------       ----         -------        ----        -------        ----
Total..........................       $766,878                    821,661                    862,330
                                      ========       ====         =======        ====        =======        ====

     Management believes the variety of deposit accounts offered by the Bank allows it to compete for funds effectively. However, these sources of funds generally are interest rate sensitive and therefore can be more costly in a high interest rate environment. Although the Bank will continue to carefully monitor deposit flows, the ability of the Bank to control deposit flows will continue to be significantly affected by the general market rate environment and economic conditions.

     Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. In the event that the Bank is not able to generate sufficient funds from these sources, it has availability of $81 million of overnight federal funds lines of credit from other financial institutions as well as the ability to obtain substantial funds through repurchase agreements against its investment portfolio. The Bank has access to the discount window of the Federal Reserve Bank. There were no borrowings under these arrangements in 1995, 1994 and 1993.

Short Term Borrowings

     The following table represents the Bank's material short term borrowings as a result of securities sold under repurchase agreements(3) for the fiscal years ending December 31:


                                                                        1995             1994            1993
                                                                        ----             ----            ----
                                                                               (Dollars in thousands)
Balance at year end...........................................        $105,065          70,000          62,563
Weighted average interest rate on balances at end of year.....           5.81%            5.85            3.25
Maximum amount of borrowing at any month end..................        $110,731          80,000          84,150
Approximate average amounts outstanding during period.........         $67,991          43,422          46,204
Approximate weighted average interest rate during period......           5.97%            4.90            3.21

Employees

     At December 31, 1995, the Company and the Bank had 246 employees, consisting of 68 officers and 178 supervisory and clerical employees. The Bank considers its relations with its employees to be good.





----------------
(3) Securities sold under repurchase agreements represents the only category of material short term borrowings.

                        SELECTED STATISTICAL INFORMATION

     In addition to the statistical information that is presented in this Form 10-K, the following information is included in the Company's 1995 Annual Report to Shareholders (the "Annual Report") and is hereby incorporated herein by reference:



Description of Statistical Information                Annual Report Caption            Page
--------------------------------------                ---------------------            ----
Average Balance Sheets                     Average Assets, Liabilities and
                                           Stockholders' Equity                         23

Analysis of Net Interest Earnings          Analysis of Net Interest Earnings            18

Volume and Rate Variance                   Change in Interest Income and Expense
                                                                                        19

Return on Equity and Assets                Selected Financial Data                      22


ITEM 2. PROPERTIES

     The Bank owns the nine story office building at 434 Broadway, New York, New York where one of its branch offices is located. The Bank occupies five of the nine floors, the mezzanine and basement; four floors are presently rented to others and one floor is vacant. In addition, the Bank owns the commercial condominium located at 62 West 47th Street, New York, New York, which houses the Bank's midtown branch office, consisting of a main floor, mezzanine, and basement.

     In addition to the above offices, the Company maintains four additional branch offices at 93 Canal Street, 1040 Sixth Avenue, 295 Fifth Avenue, 145 Fifth Avenue, and, until June 1995, 350 Park Avenue, New York, New York, subject to lease agreements with varying expiration dates. In June 1995 the Bank relocated its corporate headquarters and its 350 Park Avenue branch to 275 Madison Avenue, New York, New York, where the Bank's main office is now located.

ITEM 3. LEGAL PROCEEDINGS

     Various actions and proceedings are presenting pending to which the Company or the Bank is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995, there were no matters submitted to a vote of the Company's stockholders.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market for the Company's common equity is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. At December 31, 1995 the total number of holders of record of the Company's common equity was approximately 1,547. The information appearing on page 24 of the Annual Report under the caption "Price Range of Common Stock" is incorporated herein by reference.

     Cash dividends have been declared in each quarter of 1995 and 1994 aggregating annually $5.47 million and $4.47 million, respectively, or $1.10 per share in 1995 and $.90 per share in 1994, after adjusting for the two-for-one stock split which occurred during 1995.

     As a depository institution whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. The Company and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Company and the Bank comply with such capital requirements.

     Under the Federal Reserve Act, the approval of the FRB is required for dividends declared by a state member bank which in any year exceed the net profits of such bank for that year, as defined, combined with retained net profits for the two preceding years. Additionally, under Federal law, a bank is prohibited from paying dividends in amounts greater than undivided profits then on hand, as defined, after deducting bad debts.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing on page 14 (Note 16) and page 22 respectively of the Annual Report under the captions "Selected Quarterly Financial Data" and "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 17 through 21 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, related notes and Independent Auditors' Report which appear on pages 3 through 16 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information appearing on pages 3 through 5 of the Company's Proxy Statement prepared in connection with the 1995 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

     All executive officers are designated annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing on pages 8 through 11 of the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing on pages 6 and 7 of the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing on page 13 of the Proxy Statement under the caption "Compensation and Option Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The financial statements, related notes and the Report of Independent Auditors, KPMG Peat Marwick, dated February 9, 1996 appear on pages 3 through 16 of the Annual Report and are incorporated herein by reference.

(a)2. Financial Statements Schedules.

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

       Item                   Description
       ----                   -----------
       (11)                   Computation of Earnings Per Share Earnings

       (13)                   1995 Annual Report to Shareholders


(b) Reports on Form 8-K. None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MERCHANTS NEW YORK BANCORP, INC.
                                                    (Registrant)



                                            By:   /s/ Spencer B. Witty__________
                                                  Spencer B. Witty
                                                  Chairman of the Board

                                                  Dated March 26, 1996



                                            By:   /s/ James G. Lawrence_________
                                                  James G. Lawrence
                                                  President (Principal
                                                  Executive Officer)

                                                  Dated March 26, 1996



                                            By:   /s/ William J. Cardew_________
                                                  William J. Cardew
                                                  Executive Vice President
                                                  (Principal Financial Officer)

                                                  Dated March 26, 1996



                                            By:   /s/ Nancy J. Ostermann________
                                                  Nancy J. Ostermann
                                                  Vice President and
                                                  Controller (Principal
                                                  Accounting Officer)

                                                  Dated March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Signature                                 Title                               Date
                   ---------                                 -----                               ----
   /s/ Charles J. Baum____________________       Director                                   March 26, 1996
Charles J. Baum

   /s/ William J. Cardew__________________       Executive Vice President, Chief            March 26, 1996
William J. Cardew                                Operating Officer and Director

   /s/ Rudolf H. Hertz____________________       Vice Chairman of the Board                 March 26, 1996
Rudolf H. Hertz

   /s/ Isidore Karten_____________________       Director                                   March 26, 1996
Isidore Karten

   /s/ James G. Lawrence__________________       President & Chief Executive Officer        March 26, 1996
James G. Lawrence                                and Director

   /s/ Robinson Markel____________________       Director                                   March 26, 1996
Robinson Markel

   /s/ Paul Meyrowitz_____________________       Director                                   March 26, 1996
Paul Meyrowitz

   /s/ Alan Mirken________________________       Director                                   March 26, 1996
Alan Mirken

   /s/ Mitchell J. Nelson_________________       Director                                   March 26, 1996
Mitchell J. Nelson

   /s/ Leonard Schlussel__________________       Director                                   March 26, 1996
Leonard Schlussel

   /s/ Charles I. Silberman_______________       Vice Chairman of the Board                 March 26, 1996
Charles I. Silberman

   /s/ Spencer B. Witty___________________       Chairman of the Board                      March 26, 1996
Spencer B. Witty