Form 10-Q
period 1996-03-31
MERCHANTS NEW YORK BANCORP INC
filed 1996-05-14
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

For the quarter ended                                Commission File No. 0-22058
   March 31, 1996

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-3650812
    (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                  identification no.)

    5 Madison Avenue, New York, N.Y.                       10016
(Address or principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: (212)973-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_      No _____

     As of March 31, 1996, there were 4,982,523 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp
                           Consolidated Balance Sheets
                                 Part I Item 1

                                                                       March 31,     December 31,
                                                                         1996           1995
                                                                    -------------   -------------
Assets

Cash and due from banks                                             $  45,434,527      50,919,219
Federal funds sold                                                              0      52,000,000
Securities available for sale, at market value                        521,662,048     584,377,564
Investment securities                                                 153,396,015      45,434,596

Loans, net of unearned discounts                                      250,350,559     270,904,241
       Less allowance for loan losses                                   6,648,675       6,483,935
                                                                    -------------   -------------
                     Net loans                                        243,701,884     264,420,306

Bank premises and equipment                                             6,885,807       6,645,543
Customers' liability on acceptances                                     9,641,401      10,591,829
Intangible asset                                                          771,429         800,000
Other assets                                                           12,350,378      12,002,366

                                                                    -------------   -------------
                     Total Assets                                   $ 993,843,489   1,027,191,423
                                                                    -------------   -------------


Liabilities and Stockholders' Equity

Liabilities
Deposits:
       Demand                                                       $ 200,541,499     228,471,451
       NOW                                                             39,871,379      39,473,117
       Savings                                                         26,598,839      27,249,627
       Money market                                                   126,033,162     116,305,147
       Time                                                           375,483,424     380,898,346
                                                                    -------------   -------------
                     Total deposits                                   768,528,303     792,397,688
Federal funds purchased                                                22,000,000               0
Securities sold under agreements to repurchase                         77,720,000     105,065,000
Acceptances outstanding                                                 9,641,401      10,591,829
Other liabilities                                                      16,512,214      18,982,303

                                                                    -------------   -------------
                     Total Liabilities                                894,401,918     927,036,820

Stockholders' Equity
       Capital stock-$.001 par value per share;
                     Authorized 10,000,000 shares;
                     4,982,523 and 4,981,338 issued & outstanding           4,983           4,982
                     in 1996 and 1995, respectively
       Surplus                                                         23,649,634      23,626,181
       Undivided profits                                               68,314,575      66,719,678
       Net unrealized appreciation (depreciation) on investments
                     available for sale, net of tax effect              7,472,379       9,803,762

                                                                    -------------   -------------
                     Total Stockholders' Equity                        99,441,571     100,154,603
                                                                    -------------   -------------

                                                                    -------------   -------------
                     Total Liabilities and Stockholders' Equity     $ 993,843,489   1,027,191,423
                                                                    -------------   -------------

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp
                                  Consolidated
                              Statements of Income

                                                                   Three Months Ended
                                                                  Mar 31,       Mar 31,
                                                                   1996          1995
                                                               -----------   -----------
Interest Income
     Interest and fees on loans                                $ 5,619,044     6,009,353
     Interest and dividends on investment securities:
         Taxable                                                10,118,151     9,416,803
         Non-taxable                                             1,098,601     1,195,167
     Interest on federal funds sold                                100,444        56,154
                                                               -----------   -----------
         Total interest income                                  16,936,240    16,677,477
                                                               -----------   -----------

Interest Expense
     Interest on deposits                                        6,419,167     6,641,193
     Interest on federal funds purchased                           112,981       128,068
     Interest on securities sold under repurchase agreements       991,313       410,660
                                                               -----------   -----------
         Total interest expense                                  7,523,461     7,179,921
                                                               -----------   -----------

         Net Interest Income                                     9,412,779     9,497,556
     Provision for possible loan losses                            100,000       250,000
                                                               -----------   -----------
         Net interest income after provision for loan losses     9,312,779     9,247,556
                                                               -----------   -----------

Other Income
     Service fee and other charges                                 305,635       332,338
     International department services                             560,405       671,977
     Fee income                                                    226,518       249,960
     Other income                                                   49,941        13,346
     Investment securities gains on sales, net                     364,084             0
                                                               -----------   -----------
         Total other income                                      1,506,583     1,267,621
                                                               -----------   -----------

Other Expenses
     Salaries and employee benefits                              3,365,474     3,240,908
     Net occupancy                                                 613,493       477,984
     Equipment                                                     157,137       110,646
     Other expenses                                              1,445,937     1,718,401
                                                               -----------   -----------
         Total other expenses                                    5,582,041     5,547,939
                                                               -----------   -----------

Income before income taxes                                       5,237,321     4,967,238
Provision for income taxes                                       2,147,726     1,925,213
                                                               -----------   -----------
         Net  Income                                             3,089,595     3,042,025
                                                               -----------   -----------

Average number of shares outstanding                             5,038,739     5,003,494
                                                               -----------   -----------


Net income per average share                                   $      0.61          0.60
                                                               -----------   -----------
Dividends per share of common stock                                   0.30          0.25
                                                               -----------   -----------

                           Merchants New York Bancorp
                      Consolidated Statements of Cash Flows
                      Periods ended March 31, 1996 and 1995


                                                                          1996             1995
                                                                     -------------    -------------
Cash flows from operating activities:
   Net income                                                        $   3,089,595    $   3,042,025
                                                                     -------------    -------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                       223,094          158,347
        Amortization of premium, net of discounts                        1,189,649        1,289,398
        Provision for loan losses                                          100,000          250,000
        Gains on sales & other investment transactions                    (364,084)               0
        Discounted rental on leases                                        (10,359)               0
        (Decrease) increase  in unearned discounts                         (15,302)           1,337
        Increase in taxes payable                                          747,038        1,593,260
        Increase in interest receivable                                   (233,925)        (622,143)
        (Decrease) increase  in interest payable                          (847,025)        (427,634)
        Decrease in accrued expenses                                      (559,534)        (600,820)
        Increase in other assets                                          (114,088)        (196,101)
        Increase (decrease) in other liabilities                           185,785       (1,623,598)

             Total adjustments                                             301,249          677,314
                                                                     -------------    -------------
          Net cash provided by operating activities                      3,390,844        3,719,339
                                                                     -------------    -------------

Cash flows from investing activities:
        Net decrease in federal funds sold                              52,000,000       47,000,000
        Proceeds from redemptions of securities available for sale      30,680,345       16,219,549
        Proceeds from sales of securities available for sale            49,605,756                0
        Purchase of securities available for sale                      (22,403,942)     (23,346,535)
        Proceeds from redemptions of investment securities                 232,436        3,572,962
        Purchase of investment securities                             (108,503,438)      (1,505,081)
        Net decrease  in customer loans                                 20,633,723       18,971,671
        Net increase in bank premises and equipment                       (434,787)         (72,673)
                                                                     -------------    -------------
          Net cash provided by investing activities                     21,810,093       60,839,893
                                                                     -------------    -------------

Cash flows from financing activities:
        Net decrease in demand deposits, NOW, savings
            and money market accounts                                  (18,454,463)     (45,677,699)
        Net decrease in certificates of deposits                        (5,414,923)     (13,291,655)
        Net increase in federal funds purchased                         22,000,000       11,000,000
        Net decrease in securities sold under
            repurchase agreements                                      (27,345,000)     (20,000,000)
        Proceeds from issuance of common stock                              23,454           36,536
        Dividends paid                                                  (1,494,697)      (1,242,213)
                                                                     -------------    -------------
          Net cash used in financing activities                        (30,685,629)     (69,175,031)
                                                                     -------------    -------------

Net decrease in cash and cash equivalents                               (5,484,692)      (4,615,799)
Cash and cash equivalents at beginning of the period                    50,919,219       50,721,430
                                                                     -------------    -------------
Cash and cash equivalents at end of the  period                      $  45,434,527    $  46,105,631
                                                                     =============    =============

Supplemental disclosure of cash flow information:
      Interest Paid                                                      8,370,486        6,752,287
      Taxes Paid                                                         1,400,688        1,331,953


See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of March 31, 1996 and 1995 are unaudited. However, in management's opinion, all adjustments (consisting of normal accruals) necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1995 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 Part I - Item 2

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995


Interest on investments increased by $605,000 to $11.2 million for the first quarter of 1996, as compared to $10.6 million in 1995. $351,000 was contributed by higher volume and $254,000 from higher rates. It resulted from reinvesting funds from paydowns on mortgage backed securities, from maturities and from a repositioning of almost $50 million of the available for sale securities in the first quarter of 1996. The investment portfolio average increased $19.7 million to $637.4 in 1996, from $617.7 million in 1995.

Loan interest income decreased by $390,000 to $5.6 million from $6 million, as lower rates resulted in a drop of $311,000, while $79,000 was due to lower loan volume. The lower rates reflect a prime rate decrease to 8.35% in 1996, from an average of 8.82% in 1995. Average loan outstandings decreased $3.4 million to $245.3 million in 1996 from $248.7 million in 1995.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Interest expense on interest bearing deposits decreased by $222,000, to $6.4 million as compared to $6.6 million, for the first quarters of 1996 and 1995, respectively. $436,000 of the expense is attributable to lower volume of deposits, primarily due to a drop of $419,000 in interest paid on certificates of deposits. This decrease was offset by an increase of $214,000 in rates. Average deposits decreased by $32.4 million to $769.9 million in 1996, from $802.3 million in 1995. The lower average deposits are due to the cyclical nature of both the loans and deposits, as well as customers who sought non-bank interest returns.

Repurchase agreements interest expense increased as of March 31, 1996 to $991,000 as compared to $411,000 for the same period in 1995. Attributable to volume is $614,000, which was offset by $34,000 in rate reductions. There was an increase in average repurchase agreements to $71.9 million in 1996 from $27.5 million in 1995, to make up for lower deposits and a larger investment portfolio. Interest on Federal funds purchased decreased by $15,000, substantially due to rate decreases.

Noninterest income went up by $239,000 to $1.5 million, due principally to gains on sales of securities in 1996 of $364,000 versus none in the first quarter of 1995. The gains were the result of investment portfolio repositioning undertaken in this quarter and were primarily offset by a reduction in International Department fees of $112,000, due to lower transaction volume.

Noninterest expense rose to $5.6 million or $34,000 over 1995 results, due to increases in salaries and benefits of $125,000, $135,000 in net occupancy due to rent on the Madison Avenue branch and $46,000 in equipment. This was offset by a reduction of $272,000 in other operating expenses, primarily stemming from a lowering of the cost of our FDIC insurance.

An addition of $100,000 was made to the provision for loan losses for the first quarter of 1996, versus $250,000 in 1995. Although this is a decrease quarter to quarter, the total provision is now $6.6 million versus $6.5 million as of March 31, 1995. This is considered adequate at this time.

Loan Losses and Non-Performing Assets

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more past due. Those loans past due 90 days or more and that are still accruing are either well secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or are charged off.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

The following table sets forth certain information with respect to the loan loss experience for the quarters ended March 31, 1996 and 1995.

                                                            (In thousands)
     Quarter ending                                    3/31/96          3/31/95
- --------------------------------------------------------------------------------
Balance at beginning of period ...............         $6,484             6,188

Provision for loan loss ......................            100               250
Charge offs ..................................              0                 0
Recoveries
  Commercial .................................             65               111
  Installment ................................
                                                            0                 0
                                                       ------            ------
Total ........................................         $6,649             6,549
                                                       ======            ======

Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. At March 31, 1996, our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. In addition to non-accrual loans, we consider loans classified by management as having higher than normal credit risk but where loss is not currently anticipated.

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated:

                                                            (In thousands)
       Quarter ending                                 3/31/96           3/31/95
- --------------------------------------------------------------------------------
Non-accrual loans ............................         $2,884             1,275
Loans past due more than 90 days
    & still accruing .........................            345               710
Restructured loans ...........................              0                 0

        Total ................................         $3,229             1,985
                                                       ======             =====
Non-accrual loans as a % reserve .............           43.4%             19.5
Non-accrual loans as a % total
    loans ....................................            1.2                .5
Interest income that would have
   been earned on nonaccrual loans ...........         $   61                23

Interest income that was earned on nonaccrual (impaired) loans is considered insignificant.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Liquidity

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At March 31, 1996, average cash and short term investments totalled $52.6 million and accounted for 5.4% of the Bank's total average assets in both years, with $50.6 million as of March 31, 1995.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $769.9 million for the quarter ended March 31, 1996, with $802.3 million for March 31, 1995. The Bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 27% and 25% of total deposits in 1996 and 1995, respectively. Additional liquidity is derived from scheduled loan and investment payments of principal and interest and principal prepayments received. Proceeds from the sale of securities was $49.6 million as of March 31, 1996 with $31.7 million received by that date from maturities, principal paydowns and amortization, net of accretion. Purchases of investments were $130.9 million for the period.

Bancorp's cash needs consist primarily of dividends, which flow up from the Bank, and cash to cover its expenses, which are minimal. Dividends paid were $1,494,697 in the first quarter of 1996, with $1,242,213 for the first quarter of 1995.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $68.3 million at 3/31/96 as compared to $62.5 million for the prior year. The Bank's Board of Directors declared a dividend of $.30 for the first quarter of 1996, which was an increase of 20% over the $.25 dividend for the first quarter of 1995. These dividends and the 1995 financial results have been restated to fully reflect the effect of the 2 for 1 stock split in October of 1995.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 10%. The Bank was also in excess of the required leverage ratio of 4%, with 9.48% for the first quarter of 1996.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)


There was an overall increase of $13.2 million in capital from March 31, 1995 to March 31, 1996. Of this change, $6.1 million represents retained earnings after dividends were paid and $7.1 million (net of tax effect) is from the change in market value of our available for sale securities.

                                      Required         3/31/96         3/31/95
                                      ----------------------------------------
Tier I Capital Ratio..............     4.00%            23.51%          21.90%
Total Capital Ratio...............     8.00             24.76           23.15
Leverage Ratio....................     4.00              9.48            9.07

                           MERCHANTS NEW YORK BANCORP

                           Part II - Other Information

Item 6.   Exhibits and Reports on Form 8 - K

     (a)  Exhibits: Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8 - K: None



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERCHANTS NEW YORK BANCORP, INC.
                                    --------------------------------
                                    Registrant




Date: May 13, 1996                  /s/ JAMES G. LAWRENCE
                                    --------------------------------
                                    James G. Lawrence
                                    President & Chief Executive Officer




Date: May 13, 1996                  /s/ NANCY J. OSTERMANN
                                    --------------------------------
                                    Nancy J. Ostermann
                                    Vice President and Comptroller