Form 10-Q
period 1996-06-30
MERCHANTS NEW YORK BANCORP INC
filed 1996-08-14
CIK 884383

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

   For the quarter ended                      Commission File No.  0-22058
       June 30, 1996

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                13-3650812
    (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization)                identification no.)

   275 Madison Avenue, New York, N.Y.                  10016-0001
(Address or principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: (212)973-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

     As of June 30, 1996, there were 4,984,386 shares of common stock outstanding, the Registrant's only class of stock.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                           Merchants New York Bancorp
                          Consolidated Balance Sheets
                                 Part I Item 1

                                                                     June 30,       December 31,
                                                                       1996            1995
                                                                  --------------   -------------
Assets

Cash and due from banks                                           $   44,062,565      50,919,219
Federal funds sold                                                     9,000,000      52,000,000
Securities available for sale, at market value                       562,081,943     584,377,564
Investment securities                                                153,021,458      45,434,596

Loans, net of unearned discounts                                     266,614,429     270,904,241
       Less allowance for loan losses                                  6,482,983       6,483,935
                                                                  --------------   -------------
                     Net loans                                       260,131,446     264,420,306

Bank premises and equipment                                            6,971,592       6,645,543
Customers' liability on acceptances                                   12,107,506      10,591,829
Intangible asset                                                         742,857         800,000
Other assets                                                          13,577,200      12,002,366
                                                                  --------------   -------------
                     Total Assets                                 $1,061,696,567   1,027,191,423
                                                                  --------------   -------------
Liabilities and Stockholders' Equity

Liabilities
Deposits:
       Demand                                                     $  203,256,587     228,471,451
       NOW                                                            36,264,120      39,473,117
       Savings                                                        25,335,937      27,249,627
       Money market                                                  130,563,939     116,305,147
       Time                                                          377,402,188     380,898,346
                                                                  --------------   -------------
                     Total deposits                                  772,822,771     792,397,688
Securities sold under agreements to repurchase                       147,000,000     105,065,000
Demand Notes to U.S. Treasury                                         16,142,684               0
Acceptances outstanding                                               12,107,506      10,591,829
Other liabilities                                                     14,521,090      18,982,303
                                                                  --------------   -------------
                     Total Liabilities                               962,594,051     927,036,820

Stockholders' Equity
       Capital stock-$.001  par value  per  share;
               Authorized  10,000,000 shares;
               4,984,386 and 4,981,338 issued & outstanding
               in 1996 and 1995, respectively                              4,984           4,982
       Surplus                                                        23,686,927      23,626,181
       Undivided profits                                              70,043,444      66,719,678
       Net unrealized appreciation on investments available
               for sale, net of tax effect                             5,367,161       9,803,762
                                                                  --------------   -------------
               Total Stockholders' Equity                             99,102,516     100,154,603
                                                                  --------------   -------------

                                                                  --------------   -------------
               Total Liabilities and Stockholders' Equity         $1,061,696,567   1,027,191,423
                                                                  --------------   -------------

- --------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------

                           Merchants New York Bancorp
                                 (Consolidated)
                              Statements of Income

                                                                Three Months Ended           Six Months Ended
                                                              June 30,      June 30,      June 30,      June 30,
                                                                1996          1995          1996          1995
                                                             -----------   -----------   -----------   -----------
Interest Income
   Interest on loans                                         $ 5,825,766   $ 6,309,745   $11,444,810   $12,319,098
   Interest and dividends on investment securities:
       Taxable                                                10,548,319     9,627,003    20,666,470    19,043,806
       Non-taxable                                             1,085,230     1,181,584     2,183,831     2,376,751
   Interest on federal funds                                      60,884             0       161,327        56,154
                                                             -----------   -----------   -----------   -----------
       Total interest income                                 $17,520,199   $17,118,332   $34,456,438   $33,795,809
                                                             -----------   -----------   -----------   -----------
Interest Expense
   Interest on deposits                                        6,330,280     6,878,683    12,749,446    13,519,876
   Interest on federal funds purchased                           115,014       254,102       227,995       382,169
   Interest on securities sold under repurchase agreements     1,429,082       928,464     2,420,395     1,339,124
   Interest on demand notes to U.S. Treasury                      52,945             0        52,945             0
                                                             -----------   -----------   -----------   -----------
       Total interest expense                                $ 7,927,321   $ 8,061,249   $15,450,781   $15,241,169
                                                             -----------   -----------   -----------   -----------

       Net Interest Income                                   $ 9,592,878   $ 9,057,083   $19,005,657   $18,554,640
   Provision for possible loan losses                            100,000       250,000       200,000       500,000
                                                             -----------   -----------   -----------   -----------
       Net interest income after provision for loan losses   $ 9,492,878   $ 8,807,083   $18,805,657   $18,054,640
                                                             -----------   -----------   -----------   -----------

Other Income
   Service fee and other charges                                 336,411       346,904       642,045       679,242
   International department services                             618,205       706,425     1,178,610     1,378,402
   Fee income                                                    266,204       244,525       492,723       494,485
   Other income                                                   16,371        19,822        66,312        33,168
   Investment sales - net gains                                        0         6,461       364,084         6,461
                                                             -----------   -----------   -----------   -----------
       Total other income                                    $ 1,237,191   $ 1,324,137   $ 2,743,774   $ 2,591,758
                                                             -----------   -----------   -----------   -----------
Other Expenses
   Salaries and employee benefits                              2,857,150     2,781,124     6,222,624     6,022,032
   Net occupancy                                                 645,337       494,834     1,258,831       972,818
   Equipment                                                     172,210       119,831       329,347       230,477
   Other expenses                                              1,465,416     1,829,896     2,911,352     3,548,298
                                                             -----------   -----------   -----------   -----------
       Total other expenses                                  $ 5,140,113   $ 5,225,685   $10,722,154   $10,773,625
                                                             -----------   -----------   -----------   -----------

Income before income taxes                                   $ 5,589,956   $ 4,905,535   $10,827,277   $ 9,872,773
Provision for income taxes                                     2,365,772     1,933,064     4,513,498     3,858,277
                                                             -----------   -----------   -----------   -----------
       Net  Income                                           $ 3,224,184   $ 2,972,471   $ 6,313,779   $ 6,014,496
                                                             -----------   -----------   -----------   -----------


Average number of common shares outstanding                    5,035,275     5,002,496     5,035,275     5,002,496
                                                             -----------   -----------   -----------   -----------

Net income per average share                                 $      0.64   $      0.60   $      1.25   $      1.20
                                                             -----------   -----------   -----------   -----------

Dividends per share of common stock                          $      0.30   $      0.25   $      0.60   $      0.50
                                                             -----------   -----------   -----------   -----------

- --------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------

                           Merchants New York Bancorp
                      Consolidated Statements of Cash Flows
                      Periods ended June 30, 1996 and 1995

                                                                      1996            1995
                                                                 -------------    ------------
Cash flows from operating activities:
  Net income                                                     $   6,313,779    $  6,014,496
                                                                 -------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                       455,735         319,296
    Amortization of premium, net of discounts                        2,352,226       2,514,460
    Provision for loan losses                                          200,000         500,000
    Gains on sales                                                    (364,084)         (6,461)
    Discounted rental on leases                                        (20,718)              0
    Decrease in unearned discounts                                     (17,557)        (19,586)
    Increase in taxes payable                                           57,098         435,939
    Increase in interest receivable                                   (356,548)       (314,452)
    Decrease in interest payable                                      (531,388)       (225,315)
    Decrease in accrued expenses                                      (608,493)       (532,394)
    Increase in other assets                                        (1,218,286)       (968,044)
    Increase (decrease) in other liabilities                           421,615      (1,752,670)

          Total adjustments                                            369,600         (49,227)

                                                                 -------------    ------------
      Net cash provided by operating activities                      6,683,379       5,965,269
                                                                 -------------    ------------

Cash flows from investing activities:
    Net decrease in federal funds sold                              43,000,000      47,000,000
    Proceeds from redemptions of securities available for sale      65,996,653      33,062,138
    Proceeds from sales of securities available for sale            49,605,756       7,518,438
    Purchase of securities available for sale                     (102,852,364)    (48,864,405)
    Proceeds from redemptions of investment securities              10,510,326       4,885,675
    Purchase of investment securities                             (118,755,681)     (3,226,130)
    Net decrease (increase) in customer loans                        4,106,416      (6,895,791)
    Net increase in bank premises and equipment                       (724,642)       (247,316)

                                                                 -------------    ------------
      Net cash (used in) provided by investing activitities        (49,113,536)    (33,232,609)
                                                                 -------------    ------------

Cash flows from financing activities:
    Net decrease in demand deposits, NOW, savings
        and money market accounts                                  (16,078,759)    (46,859,280)
    Net decrease in certificates of deposits                        (3,496,158)    (37,474,515)
    Net increase in federal funds purchased                                  0      44,000,000
    Net increase in securities sold under repurchase agreements     41,935,000       5,000,000
    Net increase in demand notes to U.S. Treasury                   16,142,684               0
    Proceeds from issuance of common stock                              60,748          36,536
    Dividends paid                                                  (2,990,012)     (2,484,476)

                                                                 -------------    ------------
      Net cash provided by (used in) financing activities           35,573,503     (37,781,735)
                                                                 -------------    ------------

Net (decrease) increase in cash and cash equivalents                (6,856,654)     (1,416,143)
Cash and cash equivalents at beginning of the period                50,919,219      50,721,430
                                                                 -------------    ------------
Cash and cash equivalents at end of the  period                  $  44,062,565    $ 52,137,573
                                                                 =============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                                   15,982,169      15,466,484
    Taxes paid                                                       4,456,400       3,607,148

- --------------------------------------------------------------------

    See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of June 30, 1996 and 1995 are unaudited. However, in management's opinion, all adjustments, which consist of normal accruals, necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1995 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1995.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 Part I - Item 2

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1995

Interest on investments increased by $825,000 to $11.6 million for the second quarter of 1996, as compared to $10.8 million in 1995. $938 million was contributed by higher volume, with a reduction of $113 million from lower rates. The major factors contributing to the increase were the reinvesting of funds from pay downs on mortgage backed securities and maturities at higher rates as well as the higher portfolio balances. The investment portfolio average increased $53.3 million to $673 million in 1996, from $619.7 million in 1995.

Loan interest income decreased in the second quarter of 1996 by $484,000 to $5.8 million from $6.3 million for the same period in 1995, as lower rates resulted in a drop of $556,000, while $72,000 was due to a slightly higher loan volume. The lower rates reflect a prime rate decrease to 8.25% in the second quarter of 1996, from an average of 9% for the same time period in 1995. Average loan outstandings increased $3 million to $261 million in 1996 from $258 million in 1995.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1995(Continued)

Interest expense on interest bearing deposits decreased by $549,000, to $6.3 million as compared to $6.9 million, for the second quarter of 1996 and 1995, respectively. This was principally due to the affect of generally lower rates of $450,000, as well as lower deposits of $99,000. Average interest bearing deposits decreased by just under $1 million to $569.7 million in 1996, from $570.6 million in 1995.

Interest expense on repurchase agreements increased $501,000 as of the quarter ending June 30, 1996 to $1.4 million as compared to $928,000 for the same period in 1995. $627,000 of the increase is primarily attributable to a greater volume, which was offset by $126,000 in rate reductions. There was an increase in average repurchase agreements to $106.2 million in 1996 from $60.5 million in 1995, to equalize cash flows due to lower deposits and an increased investment portfolio. Interest expense on Federal funds purchased decreased by $139,000, to $115,000 from $254,000 due to the use of short term funding from demand notes of the U. S. Treasury Tax and Loan program. The interest expense of the demand notes increased by $53,000, as this was the first quarter that the Bank became a member of this program.

Noninterest income went down by $87,000 to $1.2 million from $1.3 million, due principally to less International Department fees, caused by lower volume.

Noninterest expense decreased to $5.1 million or $86,000 less than the 1995 results of $5.2 million, stemming principally from a lowering of the cost of our FDIC insurance by $447,000. This was offset by increases of $63,000 in pension benefits contributions, $151,000 in net occupancy due to the rent on the Madison Avenue branch and $52,000 in equipment.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1995(Continued)

An addition of $100,000 was made to the provision for loan losses for the second quarter of 1996, versus $250,000 in 1995. The total provision is now almost $6.5 million, versus $6.7 million as of June 30, 1995.

                                           Quarter  ending
                                           ---------------
ALLOWANCE FOR LOAN LOSSES              6/30/96          6/30/95
- ---------------------------------------------------------------
                                            (In thousands)

Balance at beginning of quarter $       6,649            6,550
Provision for loan losses...              100              250
Charge offs.................             (923)            (300)
Recoveries
  Commercial................              656              214
  Installment...............                1                0
                                 -----------------------------
Total.......................    $       6,483            6,714
                                 =============================

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1995

Interest on investments increased by $1.4 million to $22.8 million for the period ending June 30, 1996, as compared to $21.4 million in the same period in 1995. $1.3 million was contributed by higher volume and over $100,000 from higher rates. The rise is the result of reinvesting funds from pay downs on mortgage backed securities and maturities at higher rates and from additional purchases. The investment portfolio average increased $36.5 million to $655.2 million in 1996, from $618.7 million in 1995.

Loan interest income decreased by just under $1 million to $11.4 million from $12.3 million, with substantially all due to lower rates. The lower rates are reflective of a prime rate decrease to 8.30% in 1996, from an average of 8.91% in 1995. Average loan outstandings remained substantially unchanged at $254.7 million in 1996 and $254.9 million in 1995.

Interest expense on interest bearing deposits decreased by almost $800,000, to $12.7 million as compared to $13.5 million, for the first half of 1996 versus 1995. $600,000 of the expense is attributable to lower volume of deposits, centered primarily on certificates of deposits. There also was a decrease of $200,000 attributable to lower rates. Average interest bearing deposits decreased by $18.7 million to $565.6 million in 1996, from $584.3 million in 1995. The lower average deposits are due to the cyclical nature of both the loans and deposits, as well as customers who sought non-bank interest returns.

Interest expense on repurchase agreements increased as of June 30, 1996 to $2.4 million as compared to $1.3 million for the same period in 1995. Attributable to volume is $1.2 million, which was offset by $100,000 in rate reductions. There was an increase in average repurchase agreements to $89 million in 1996 from $44 million in 1995, to compensate for lower deposits and a larger investment portfolio. Interest expense on Federal funds purchased decreased by $154,000, due to a volume reduction of $114,000, and a rate reduction of $40,000. The reduction in purchases of Federal Funds is due to the Bank availing itself of the purchase of Demand notes, through the Treasury Tax and Loan program, which account for $53,000 in interest expense.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Noninterest income went up by $152,000 to $2.7 million, as a result of gains on sales of securities of $364,000. The sales were made so as to reinvest the funds at higher interest rates. This increase was reduced $200,000, by the International Department's lower fee income.

Although noninterest expense remained virtually unchanged at $10.7 million for both 1996 and 1995, there was a shift in the components of the expenses. This was primarily stemming from a lowering by $895,000 of the cost of the FDIC insurance, due to their reduction of the rates. This reduction was offset by increases of $384,000 directly related to the relocation of our headquarters to Madison Avenue and $123,000 in pension benefits.

Loan Losses and Non-Performing Assets

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more past due. Those loans past due 90 days or more and that are still accruing are either well secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or are charged off.

The following table sets forth certain information with respect to the loan loss experience for the year to date June 30, 1996 and 1995.

                                            Year To Date
                                            ------------
ALLOWANCE FOR LOAN LOSSES             6/30/96          6/30/95
- --------------------------------------------------------------
                                           (In thousands)

Balance at beginning of period $       6,484            6,188

Provision for loan losses...             200              500
Charge offs.................            (923)            (300)
Recoveries
  Commercial................             721              326
  Installment...............               1                0
                                 ----------------------------

Total.......................   $       6,483            6,714
                                =============================

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. At June 30, 1996, our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The Bank's allowances for loan losses at June 30, 1996 was 2.54% of average loans, with 2.63% at June 30, 1995. In addition to non-accrual loans, we consider loans classified by management as having higher than normal credit risk but where loss is not currently anticipated.

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                    As of
                                                    -----
NON-ACCRUAL & PAST DUE LOANS               6/30/96         6/30/95
- ------------------------------------------------------------------
                                               (In thousands)

 Non-accrual loans...............  $        3,155           1,791
 Loans past due more than 90 days
     & still accruing............           1,700             590
 Restructured loans..............               0               0
                                    -----------------------------

         Total.....................$        4,855           2,381
                                   ==============================
 Non-accrual loans as a % reserve            48.7%           26.7%
 Non-accrual loans as a % total
     loans.........................           1.2              .7
 Interest income that would have
    been earned on nonaccrual loans $        64              36

Interest income that was earned on nonaccrual (impaired) loans is considered insignificant.

Liquidity

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At June 30, 1996, average cash and short term investments totaled $51.1 million and accounted for 5.1% of the Bank's total average assets, as compared with $46 million or 4.9% as of June 30, 1995.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $773.2 million as of June 30, 1996, with $780.1 million for June 30, 1995. The Bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 27% and 25% of total deposits in 1996 and 1995, respectively. Additional liquidity is derived from scheduled loan payments and payments of principal and interest from the investment portfolio. There were sales of $49.6 million in securities as of June 30, 1996 with $7.5 million for the same period in 1995. $76.5 million was received for the first half of 1996 from maturities and principal pay downs. $37.9 million was recorded during the same period in 1995. In 1996, purchases of investments were $221.6 million, with $52 million in 1995.

Bancorp's cash needs consist primarily of dividends, which flow up from the Bank, and cash to cover its expenses, which are minimal. Dividends paid were $1,495,315 in the second quarter of 1996, with $1,494,697 for the first quarter. $1,242,263 and $1,242,213 were paid for dividends the second and first quarters 1995, respectively.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $70 million at 6/30/96 as compared to $64.2 million for the prior year. The Bank's Board of Directors declared a dividend of $.30 for the second quarter of 1996, which was an increase of 20% over the $.25 dividend for the second quarter of 1995. These dividends and the 1995 financial results have been restated to fully reflect the effect of the 2 for 1 stock split in October of 1995.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 8%. The Bank was also in excess of the required leverage ratio of 4%, with 9.21% for the second quarter of 1996.

There was an overall increase of $6.2 million in capital from June 30, 1995 to June 30, 1996. This change is substantially the result of increased retained earnings after dividends were paid.

                           MERCHANTS NEW YORK BANCORP

                               Required     6/30/96      6/30/95
                               ---------------------------------
Tier I Capital Ratio..........  4.00%        21.73%       20.70%
Total Capital Ratio...........  8.00         22.98        21.95
Leverage Ratio................  4.00          9.21         9.69


                                     PART II

Item 4  - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Bancorp, was held on April 25, 1996 at 12:00 noon for the following purposes:

1. To elect twelve directors for the ensuing year, as named below. All served in the prior year.

     Charles J. Baum
     William J. Cardew
     Rudolf H. Hertz
     Isadore Karten
     James G. Lawrence
     Robinson Markel
     Paul Meyrowitz
     Alan Mirken
     Mitchell Nelson
     Leonard Schlussel
     Charles I. Silberman
     Spencer B. Witty

2. To transact such other business as may properly come before the Meeting or any adjournments thereof.

                           MERCHANTS NEW YORK BANCORP

Item 6 - Exhibits and Reports on Form 8 - K

(a) Exhibits: Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8 - K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MERCHANTS NEW YORK BANCORP, INC.

                                    Registrant


Date: August 13, 1996               /s/ James G. Lawrence
                                    -------------------------------
                                    James G. Lawrence
                                    President & Chief Executive Officer




Date: August 13, 1996               /s/ Nancy J. Ostermann
                                    -------------------------------
                                    Nancy J. Ostermann
                                    Vice President and Comptroller