Form 10-Q
period 1996-09-30
MERCHANTS NEW YORK BANCORP INC
filed 1996-11-13
CIK 884383

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

          For the quarter ended                Commission File No.  0-22058
           September 30, 1996

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-3650812
         (State or other jurisdiction of                     (I.R.S. employer
         incorporation or organization)                     identification no.)

        275 Madison Avenue, New York, N.Y.                      10016-0001
    (Address or principal executive offices)                    (Zip Code)

          Registrant's telephone number, including area code:  (212)973-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     As of September 30, 1996, there were 4,984,536 shares of common stock outstanding, the Registrant's only class of stock.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

                                      MERCHANTS NEW YORK BANCORP

                                      CONSOLIDATED BALANCE SHEETS

                                              PART I ITEM 1



                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1996            1995
                                                                   --------------   -------------
ASSETS
Cash and due from banks                                            $   45,581,965  $   50,919,219
Federal funds sold                                                      5,000,000      52,000,000
Securities available for sale, at market value                        525,337,726     584,377,564
Investment securities                                                 174,087,562      45,434,596

Loans, net of unearned discounts                                      324,087,767     270,904,241
     Less allowance for loan losses                                     6,015,782       6,483,935
                                                                   --------------  --------------
                   Net loans                                          318,071,985     264,420,306

Bank premises and equipment                                             6,947,183       6,645,543
Customers' liability on acceptances                                    13,511,644      10,591,829
Intangible asset                                                          714,286         800,000
Other assets                                                           13,025,303      12,002,366

                                                                   --------------  --------------
                   TOTAL ASSETS                                    $1,102,277,654  $1,027,191,423
                                                                   --------------  --------------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:

     Demand                                                        $  200,774,986   $ 228,471,451
     NOW                                                               36,107,334      39,473,117
     Savings                                                           24,837,572      27,249,627
     Money market                                                     133,350,770     116,305,147
     Time                                                             408,349,250     380,898,346
                                                                   --------------   -------------
                   Total deposits                                     803,419,912     792,397,688
Securities sold under agreements to repurchase                        150,000,000     105,065,000
Demand Notes to U.S. Treasury                                          20,000,000               0
Acceptances outstanding                                                13,511,644      10,591,829
Other liabilities                                                      13,850,589      18,982,303

                                                                   --------------  --------------
                   TOTAL LIABILITIES                                1,000,782,145     927,036,820

STOCKHOLDERS' EQUITY

     Capital stock-$.001 par value per share; Authorized
                   10,000,000 shares; 4,984,536 and 4,981,338
                   issued & outstanding
                   in 1996 and 1995, respectively                           4,984           4,982
     Surplus                                                           23,689,889      23,626,181
     Undivided profits                                                 72,077,152      66,719,678
     Net unrealized appreciation on investments available
                   for sale, net of tax effect                          5,723,484       9,803,762
                                                                   --------------  --------------
                   TOTAL STOCKHOLDERS' EQUITY                         101,495,509     100,154,603
                                                                   --------------  --------------

                                                                   --------------  --------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,102,277,654  $1,027,191,423
                                                                   --------------  --------------

-------------------------------------------------------------------------------------------------
                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------------------------------------------------------

                                                   MERCHANTS NEW YORK BANCORP

                                               CONSOLIDATED STATEMENTS OF INCOME


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPT. 30,        SEPT. 30,       SEPT. 30,      SEPT. 30,
                                                              1996             1995            1996           1995
                                                          -------------    -------------   -------------  -------------
INTEREST INCOME
  Interest on loans                                       $ 6,582,373    $ 6,907,013        $18,027,182     $19,226,112
  Interest and dividends on investment securities:
     Taxable                                               11,323,030      9,394,260         31,989,501      28,438,065
     Non-taxable                                            1,075,640      1,139,898          3,259,471       3,516,649
  Interest on federal funds                                     5,861            474            167,188          56,628

                                                          -----------    -----------        -----------     -----------
     TOTAL INTEREST INCOME                                $18,986,904    $17,441,645        $53,443,342     $51,237,454
                                                          -----------    -----------        -----------     -----------


INTEREST EXPENSE
  Interest on deposits                                      6,530,099      6,756,127         19,326,797      20,276,004
  Interest on federal funds purchased                         180,399        270,064            408,394         652,233
  Interest on securities sold under repurchase agreements   2,082,319      1,196,754          4,502,713       2,535,878
  Interest on demand notes to U.S. Treasury                   106,588              0            159,533               0

                                                          -----------    -----------        -----------     -----------
     TOTAL INTEREST EXPENSE                               $ 8,899,405    $ 8,222,945        $24,397,437     $23,464,115
                                                          -----------    -----------        -----------     -----------


     NET INTEREST INCOME                                  $10,087,499     $9,218,700        $29,045,905     $27,773,339
Provision for possible loan losses                            400,000        100,000            600,000         600,000
                                                          -----------    -----------        -----------     -----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES  $ 9,687,499    $ 9,118,700        $28,445,905     $27,173,339
                                                          -----------    -----------        -----------     -----------


NON INTEREST INCOME
  Service fee and other charges                               348,470        322,010            990,516       1,001,252
  International department services                           628,840        670,869          1,807,449       2,049,271
  Fee income                                                  304,241        235,752            796,964         730,237
  Other income                                                  7,551         20,229             73,863          53,397
  Investment sales - net gains                                  8,312         72,036            372,396          78,497
                                                          -----------    -----------        -----------     -----------
     TOTAL NON INTEREST INCOME                            $ 1,297,414    $ 1,320,896        $ 4,041,188     $ 3,912,654
                                                          -----------    -----------        -----------     -----------


NON INTEREST EXPENSES
  Salaries and employee benefits                            2,913,966      2,826,688          9,136,589       8,848,720
  Net occupancy                                               641,433        594,990          1,900,264       1,567,807
  Equipment                                                   177,430        115,005            506,777         345,482
  Other expenses                                            1,356,013      1,667,560          4,220,114       5,215,858
                                                          -----------    -----------        -----------     -----------
     TOTAL NON INTEREST EXPENSES                          $ 5,088,842    $ 5,204,243        $15,763,744     $15,977,867
                                                          -----------    -----------        -----------     -----------

Income before income taxes                                $ 5,896,071    $ 5,235,353        $16,723,349     $15,108,126
Provision for income taxes                                  2,117,829      2,091,576          6,631,327       5,949,853
                                                          -----------    -----------        -----------     -----------
     NET  INCOME                                          $ 3,778,242    $ 3,143,777        $10,092,022     $ 9,158,273
                                                          -----------    -----------        -----------     -----------

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 5,033,182      5,014,835          5,033,182       5,014,835
                                                          -----------    -----------        -----------     -----------

NET INCOME PER AVERAGE SHARE                                    $0.75          $0.64              $2.00           $1.84
                                                          -----------    -----------        -----------     -----------

DIVIDENDS PER SHARE OF COMMON STOCK                             $0.35          $0.30              $0.95           $0.80
                                                          -----------    -----------        -----------     -----------

-------------------------------------------------------------------------------------------------------------------------------
                                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------
                           MERCHANTS NEW YORK BANCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    PERIODS ENDED SEPTEMBER 30, 1996 AND 1995


                                                                1996              1995
                                                           ------------        ----------
CAPITAL STOCK
     Beginning balance                                     $      4,982       $     2,484
     Adjustment due to stock split                                    0             2,488
     Shares issued through exercise of Employee
         Stock Options:
         3,198 shares  and  9,686 shares in 1996
           and 1995, respectively                                     2                 5
                                                           ------------       -----------
     Ending balance                                               4,984             4,977
                                                           ============       ===========
SURPLUS
     Beginning balance                                       23,626,181        23,344,444
     Adjustment due to stock split                                    0            (2,488)
     Excess  over par value on shares
        issued through the exercise
        of Employee Stock Option                                 63,708           196,292
                                                           ------------       -----------
     Ending balance                                          23,689,889        23,538,248
                                                           ============       ===========
UNDIVIDED PROFITS
     Beginning balance                                       66,719,678        60,724,767
     Net income                                              10,092,022         9,158,273
     Cash dividends paid                                     (4,734,548)       (3,976,342)
                                                           ------------        ----------
     Ending balance                                          72,077,152        65,906,698
                                                           ============       ===========

NET UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES
     AVAILABLE FOR SALE, NET OF TAX EFFECT
     Beginning balance                                        9,803,762        (6,337,361)
     Changes during the period, net of tax                   (4,080,278)       12,157,995
                                                           ------------       -----------
     Ending balance                                           5,723,484         5,820,634
                                                           ============       ===========
STOCKHOLDERS' EQUITY
     Beginning balance                                      100,154,603        77,734,334
     Changes during the period, net                           1,340,906        17,536,223
                                                           ------------       -----------
     Ending balance                                        $101,495,509       $95,270,557
                                                           ============       ===========

-----------------------------------------------------------------------------------------
               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

-----------------------------------------------------------------------------------------------------------
                                              Merchants New York Bancorp

                                         Consolidated Statements of Cash Flows
                                        Periods ended September 30, 1996 and 1995


                                                                            1996                   1995
                                                                         -----------            -----------
Cash flows from operating activities:
  Net income                                                             $10,092,022            $ 9,158,273
                                                                         -----------            -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                             689,735                475,020
    Amortization of premium, net of discounts                              3,492,377              3,601,532
    Provision for loan losses                                                600,000                600,000
    Gains on sales                                                          (372,396)               (78,497)
    Discounted rental on leases                                              (31,077)               (24,171)
    Increase in unearned discounts                                            26,247                  5,457
    (Decrease) increase in taxes payable                                    (299,929)               933,140
    Increase in interest receivable                                         (752,043)              (509,154)
    (Decrease) increase in interest payable                               (1,155,175)                79,106
    Decrease in accrued expenses                                            (445,472)              (490,999)
    Increase in other assets                                                (270,894)            (1,861,254)
    Increase (decrease) in other liabilities                                 275,731             (1,561,262)
                                                                         -----------            -----------
             Total adjustments                                             1,757,104              1,168,918
                                                                         -----------            -----------
        Net cash provided by operating activities                         11,849,126             10,327,191
                                                                         -----------            -----------
Cash flows from investing activities:
    Net decrease in federal funds sold                                    47,000,000             47,000,000
    Proceeds from redemptions of securities available for sale            96,773,877             56,865,532
    Proceeds from sales of securities available for sale                  60,909,980             36,279,688
    Purchase of securities available for sale                           (132,553,031)           (82,185,998)
    Proceeds from redemptions of investment securities                    16,487,306              8,821,492
    Purchase of investment securities                                   (121,907,310)            (4,258,168)
    Net increase in customer loans                                       (54,277,927)           (42,503,105)
    Net increase in bank premises and equipment                             (905,661)              (410,478)
                                                                         -----------            -----------
        Net cash (used in) provided by investing activities              (88,472,766)            19,608,963
                                                                         -----------            -----------
Cash flows from financing activities:
    Net decrease in demand deposits, NOW, savings
        and money market accounts                                        (16,428,679)           (49,449,077)
    Net increase (decrease) in certificates of deposit                    27,450,903            (30,956,391)
    Net increase in federal funds purchased                                        0             26,000,000
    Net increase in securities sold under repurchase agreements           44,935,000             25,262,500
    Net increase in demand notes to U.S. Treasury                         20,000,000                      0
    Proceeds from issuance of common stock                                    63,710                196,298
    Dividends paid                                                        (4,734,548)            (3,976,342)
                                                                         -----------            -----------
        Net cash provided by (used in) financing activities               71,286,386            (32,923,012)
                                                                         -----------            -----------

Net decrease in cash and cash equivalents                                 (5,337,254)            (2,986,858)
Cash and cash equivalents at beginning of the period                      50,919,219             50,721,430
                                                                         -----------            -----------
Cash and cash equivalents at end of the  period                          $45,581,965            $47,734,572
                                                                         ===========            ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                          25,552,612             23,385,010
   Taxes paid                                                              6,931,257              5,246,732

-----------------------------------------------------------------------------------------------------------

                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   MERCHANTS NEW YORK BANCORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of September 30, 1996 and 1995 are unaudited. However, in management's opinion, all adjustments, which consist of normal accruals, necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1995 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

                       Part I - Item 2

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Interest on investments increased by almost $1.9 million to $12.4 million for the third quarter of 1996, as compared to $10.5 million in 1995. $1.8 million was contributed by higher volume, with $60,000 in increases due to interest rates. The major factors contributing to the increase were the reinvesting of funds from paydowns on mortgage backed securities and maturities at higher rates as well the higher portfolio balances. The investment portfolio average for the quarter increased $100 million to $697.5 million in 1996, from $597.5 million in 1995.

Loan interest income decreased in the third quarter of 1996 by $325,000 to $6.6 million from $6.9 million for the same period in 1995, as lower rates resulted in a drop of $362,000, while $37,000 was due to a slightly higher loan volume. The lower rates reflect a prime rate decrease to 8.25% in the third quarter of 1996, from an average of 8.77% for the same time period in 1995. Average quarterly loan outstandings increased $1.5 million to $288.7 million in 1996 from $287.2 million in 1995.

                    MERCHANTS NEW YORK BANCORP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995(Continued)

Interest expense on interest bearing deposits decreased by $243,000, to $6.5 million as compared to $6.7 million, for the third quarter of 1996 and 1995, respectively. This was principally due to the effect of generally lower rates which saved $396,000, counteracted by larger deposits, which cost $153,000. Average interest bearing deposits increased by $16.1 million to $574.6 million in 1996, from $558.5 million in 1995.

Interest expense on repurchase agreements increased by $886,000 as of the quarter ending September 30, 1996 to $2.1 million as compared to $1.2 million for the same period in 1995. $963,000 of the increase is primarily attributable to a greater volume, which was offset by $77,000 in rate reductions. There was an increase in average repurchase agreements to $148.7 million in 1996 from $80.3 million in 1995, with these funds being used to support the larger investment portfolio. The increase of $17,000 in interest expense for Federal funds purchased and U. S. Treasury Demand Notes is attributable to higher borrowings to equalize cash flows. Average Federal funds purchased and U. S. Treasury Demand Notes increased by $3.3 million, to $20.9 million from $17.6 million.

Noninterest income decreased $23,000 to $1.29 million from $1.3 million. It was caused by $42,000 less International Department fees and $64,000 less gains on investment securities. There was an increase in fee income of $68,000 which counteracted the decreases.

Noninterest expense decreased to $5.1 million or $98,000 less than the 1995 results of $5.2 million. This stemmed principally from the 1995 write down of $300,000 for other real estate owned. This was offset by increases in 1996 of $87,000 in salaries and pension contributions, $46,000 in net occupancy due to the rent on the Madison Avenue branch and $62,000 in higher depreciation on new equipment.
                                        2

                    MERCHANTS NEW YORK BANCORP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995(Continued)

An addition of $400,000 was made to the provision for loan losses for the third quarter of 1996, versus $100,000 in 1995. The total provision is now $6 million, versus $6.6 million as of September 30, 1995.

                                           Quarter  ending
                                      -------------------------
ALLOWANCE FOR LOAN LOSSES              9/30/96          9/30/95
---------------------------------------------------------------
                                            (In thousands)

Balance at beginning of quarter ....  $ 6,483          $ 6,714
Provision for loan losses ..........      400              100
Charge offs ........................   (1,073)            (321)
Recoveries
  Commercial .......................      205              135
  Installment ......................        1                0
                                      ------------------------
Total                                 $ 6,016          $ 6,628
                                      ========================

                    MERCHANTS NEW YORK BANCORP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Interest on investments increased by $3.3 million to $35.2 million for the period ending September 30, 1996, as compared to $31.9 million in the same period in 1995. Substantially all of the increase was contributed by higher volume. The rise is the result of an expanded program to generate greater profitability from the investments. The investment portfolio average increased $57.9 million to $669.5 million in 1996, from $611.6 million in 1995.

Loan interest income decreased by $1.2 million to $18 million from $19.2 million, with substantially all of the change due to lower rates. The lower rates are reflective of a prime rate decrease to 8.28% in 1996, from an average of 8.87% in 1995, as well as a tight market for high quality prospects for loans. Average loan outstandings increased slightly to $266.1 million in 1996 from $265.8 million in 1995.

Interest expense on interest bearing deposits decreased by almost $1 million, to $19.3 million as compared to $20.3 million, for the first three quarters of 1996 versus 1995. $406,000 of the expense is attributable to lower volume of deposits, centered primarily on certificates of deposit. There also was a decrease of $561,000 attributable to lower rates. Average interest bearing deposits increased by $7 million to $568.6 million in 1996, from $575.6 million in 1995.

Interest expense on repurchase agreements increased as of September 30, 1996 to $4.5 million as compared to $2.5 million for the same period in 1995. Attributable to volume is $2.2 million, which was offset by $229,000 in rate reductions. There was an increase in average repurchase agreements to $109 million in 1996 from $56.3 million in 1995, to compensate for lower deposits and a larger investment portfolio. Other interest expense (which includes U. S. Treasury Demand Notes and Federal funds purchased) decreased by $84,000 in 1996 to $568,000 verses $652,000 in 1995. The reduction in average Federal Funds purchased to $9.9 million from $14.1 million is due to the Bank availing itself of the purchase of Demand notes, through the Treasury Tax and Loan program, which increased from zero in 1995 to an average of $4 million in 1996.

                       MERCHANTS NEW YORK BANCORP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995(Continued)

Noninterest income went up to $4 million, as a result of gains on sales of securities of $372,000. The sales of securities were made so as to reinvest the funds at higher interest rates. This increase was reduced by the International Department's lower fee income of $242,000.

Noninterest expense was decreased by $197,000 to $15.8 million from $16 million for 1996 and 1995, respectively. This was primarily stemming from lowering, by $845,000, the cost of FDIC insurance, due to the reduction of the premium. This reduction was offset by increases of $332,000 attributable mainly to occupancy costs of our new Madison Avenue headquarters and $287,000 in salaries and pension contributions.

LOAN LOSSES AND NON-PERFORMING ASSETS

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more past due. Those loans past due 90 days or more and that are still accruing are either well secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or are charged off.

The following table sets forth certain information with respect to the loan loss experience for the year to date September 30, 1996 and 1995.

                                            Year To Date
                                      -----------------------
ALLOWANCE FOR LOAN LOSSES             9/30/96          9/30/95
--------------------------------------------------------------
                                           (In thousands)

Balance at beginning of period .....  $6,484           $6,187

Provision for loan losses ..........     600              600
Charge offs ........................  (1,996)            (621)
Recoveries
  Commercial .......................     927              462
  Installment ......................       1                0
                                      -----------------------

Total ..............................  $6,016           $6,628
                                      =======================

                    MERCHANTS NEW YORK BANCORP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. At September 30, 1996, our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The Bank's allowances for loan losses at September 30, 1996 was 2.08% of average loans, with 2.31% at September 30, 1995. In addition to non-accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                 As of
                                         -----------------------
NON-ACCRUAL & PAST DUE LOANS             9/30/96         9/30/95
----------------------------------------------------------------
                                            (In thousands)

 Non-accrual loans ....................   $3,677          $2,110
 Loans past due more than 90 days
     & still accruing .................      135             298

 Restructured loans ...................        0               0
                                          ----------------------

         Total ........................   $3,812          $2,408
                                          ======================
 Non-accrual loans as a % of reserve        61.1%          31.83%
 Non-accrual loans as a % of total
     avg loans.....................          1.3              .7
 Interest income that would have
    been earned on nonaccrual loans      $  87            $ 46

Interest income that was earned on nonaccrual (impaired) loans is considered insignificant.

LIQUIDITY

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At September 30, 1996, average cash and short term investments totaled $49.2 million and accounted for 4.8% of the Bank's total average assets, as compared with $44.5 million or 4.7% as of September 30, 1995.

                       MERCHANTS NEW YORK BANCORP

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $772.2 million as of September 30, 1996, with $767.4 million for September 30, 1995. The Bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 26.4% and 25% of total deposits in 1996 and 1995, respectively. Additional liquidity is derived from scheduled loan payments and payments of principal and interest from the investment portfolio. There were sales of $60.9 million in securities as of September 30, 1996, with $36.3 million for the same period in 1995. $113.3 million was received for the first through third quarters of 1996 from maturities and principal paydowns. $65.7 million was recorded during the same period in 1995. In 1996, purchases of investments were $254.5 million, with $86.4 million in 1995.

Bancorp's cash needs consist primarily of dividends, which flow up from the Bank, and cash to cover its expenses, which are minimal. Dividends paid were $1,744,535,$1,495,316 and $1,494,697 in the third, second and first quarters of 1996, respectively. $1,491,866, $1,242,263 and $1,242,213 were paid for same periods in 1995.

CAPITAL

The primary source of capital growth is through retention of earnings. Undivided profits increased to $72 million at 9/30/96 as compared to $65.9 million for the prior year. The Bank's Board of Directors declared a dividend of $.35 for the third quarter of 1996, which was an increase of almost 17% over the $.30 dividend for the third quarter of 1995. These dividends and the 1995 financial results have been restated to fully reflect the effect of the 2 for 1 stock split in October of 1995.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 8%. The Bank was also in excess of the required leverage ratio of 4%, with 8.98% for the third quarter of 1996.

There was an overall increase of $6.2 million in capital from September 30, 1995 to September 30, 1996. This change is substantially the result of increased retained earnings after dividends were paid.

                   MERCHANTS NEW YORK BANCORP

                               Required     9/30/96      9/30/95
                               --------     -------      -------
Tier I Capital Ratio..........   4.00%       19.56%       19.82%
Total Capital Ratio...........   8.00        20.80        21.07
Leverage Ratio................   4.00         8.98         9.81


                                     PART II

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

                                    MERCHANTS NEW YORK BANCORP, INC.
                                    Registrant

Date: November 12, 1996             /s/ James G. Lawrence
                                    -------------------------------
                                    James G. Lawrence
                                    President & Chief Executive Officer



Date: November 12, 1996             /s/ Nancy J. Ostermann
                                    -------------------------------
                                    Nancy J. Ostermann
                                    Vice President and Comptroller