Form 10-K
period 1996-12-31
MERCHANTS NEW YORK BANCORP INC
filed 1997-03-31
CIK 884383

======================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO. 0-22058
    DECEMBER 31, 1996

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

         As of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $137,862,612.

         As of March 17, 1997, 4,960,226 common shares were outstanding.

                                        DOCUMENTS INCORPORATED BY REFERENCE

(1)  Specified portions of the 1996 Annual Report of Merchants New York
     Bancorp, Inc. are incorporated by reference in Part I, Part II and Part IV.

(2) Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, dated March 28, 1997 of Merchants New York Bancorp, Inc. are incorporated by reference in Part III.

==========================================================================

                                         MERCHANTS NEW YORK BANCORP, INC.
                                                     FORM 10-K

                                                 TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
                                                      PART I

ITEM 1.         BUSINESS..................................................................................     1

ITEM 2.         PROPERTIES................................................................................     20

ITEM 3.         LEGAL PROCEEDINGS.........................................................................     20

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................     20


                                                      PART II

ITEM 5.         MARKET FOR THE COMPANY'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS...............................................................     21

ITEM 6.         SELECTED FINANCIAL DATA...................................................................     21

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.......................................................     22

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................     22

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................................     22


                                                     PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY...........................................     22

ITEM 11.        EXECUTIVE COMPENSATION....................................................................     22

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................................................     22

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................     22


                                                      PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND \
                REPORTS ON FORM 8-K.......................................................................     23

SIGNATURES      ..........................................................................................     24


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

         Cash dividends were commenced in 1932 and since then have been paid consecutively every quarter for the ensuing 64 years.

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

         The Bank provides a full range of retail banking services that include Regular and Special Checking Accounts, NOW (Negotiable Orders of Withdrawal) and Super NOW Accounts, Money Market Accounts, Savings Accounts plus Keogh and IRA Accounts and Lease Security Accounts for landlords and Attorney Escrow Accounts. The Bank issues VISA(R) and MASTERCARD(R) credit cards offered through an intermediary affinity program with all credit risk assumed by the third party. The complete process, including credit checks and eligibility, is being handled by the third party. 24-hour automated teller machine (ATM) cards with access to NYCE(R), The Exchange(R) and CIRRUS(R) systems are available for use on non-Bank owned ATMs. The Bank does not have any ATMs at any of its branches and does not anticipate installing any in the near future.

         The Bank furnishes lending and depository services to small and medium size commercial and industrial customers and to individuals. Loan facilities to these customers include short term loans, revolving credit arrangements, term loans, personal installment loans, and auto loans. Most of the Bank's business loans are short term. Lending is limited to the New York metropolitan area which includes the five boroughs, Westchester, Long Island, and Northern New Jersey. No single borrower or group of related borrowers is indebted to the Bank in the aggregate for an amount in excess of $7.7 million. The Bank's legal lending limit was in excess of $15 million at December 31, 1996.

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

         Prior to September 29, 1995, the Act prohibited the FRB from approving any such acquisition of control of any bank operating outside the bank holding company's principal state of operations, unless such action was specifically authorized by the statutes of the state in which the bank to be acquired was located. On September 29, 1994, the President of the United States signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"). Beginning September 29, 1995, an adequately capitalized and managed bank holding company may (with FRB approval) acquire control of banks outside its principal state of operations, without regard to whether such acquisitions are permissible under state law. States may, however, limit the eligibility of banks to be acquired by an out-of-state bank holding company to banks in existence for a minimum period of time (not in excess of five years). No bank holding company may make an acquisition outside its principal state of operations which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissive limit is established, by a particular state). The Riegle-Neal Act also provides that, beginning June 1, 1997, banks may branch across state lines either by merging with banks in other states or by establishing new branches in other states. The date relating to interstate branching through mergers may be accelerated by any state, and such mergers may be prohibited by any state. The provision relating to establishing new branches in another state requires a state's specific approval. In response to the Riegle-Neal Act, New York has amended its banking laws, effective February 6, 1996, to delete the reciprocity requirement formerly imposed on the acquisition of New York banks by out-of-state bank holding companies, and to add the requirement that a New York bank chartered less than five years which is acquired by an out-of-state bank holding company generally may not be merged with other banks owned by that bank holding company. These amendments to the New York banking laws also permit an out-of-state bank to branch into the state by merging with an existing New York bank or by acquiring one or more branches of an existing New York bank, subject in either case (until June 1, 1997) to a reciprocity requirement. The amendments do not contain the specific approval that would permit an out-of-state bank to open new branches in the state. The Company is unable to predict the ultimate impact of interstate banking on it or its competition.

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

         The Company's management believes that the risk-weighting of assets under these guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capitalleverage ratio, under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 1.0% to 2.0% above the stated minimum, The leverage capital ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights.

         At December 31, 1996, the capital ratios of the Company and the Bank exceeded the FRB's minimum regulatory capital guidelines as follows:


                                                    MERCHANTS NEW YORK BANCORP, INC.

                                                                            RISKED-BASED CAPITAL

                              LEVERAGE CAPITAL(1)                   TIER 1                         TOTAL(2)
                         ----------------------------   ------------------------------------------------------------
                            AMOUNT        RATIO             AMOUNT        RATIO             AMOUNT        RATIO
                         ----------------------------   ----------------------------    ----------------------------
                                                    (DOLLARS IN THOUSANDS)
Actual                     $95,432          8.65%            $95,432        20.41%            $101,049      21.62%

Minimum
requirement                 44,130          4.00              18,703         4.00               37,391       8.00
                          ============ =============      ============= ============      ============== ============
Excess                     $51,302          4.65%            $76,729        16.41%             $63,658      13.62%
                          ============ =============      ============= ============      ============== ============


                                                    THE MERCHANTS BANK OF NEW YORK

                                                                            RISKED-BASED CAPITAL
                             LEVERAGE CAPITAL(1)                   TIER 1                         TOTAL(2)
                         ----------------------------   ------------------------------------------------------------
                            AMOUNT        RATIO             AMOUNT        RATIO             AMOUNT        RATIO
                         ----------------------------   ----------------------------    ----------------------------
                                                    (DOLLARS IN THOUSANDS)

Actual                     $95,017          8.62%            $95,017        20.33%            $100,634      21.53%

Minimum
requirement                 44,091          4.00              18,695         4.00               37,393       8.00

                          ============ =============      ============= =============     ============== ===========
Excess                     $50,926          4.62%            $76,322        16.33%             $63,241      13.53%
                          ============ =============      ============= =============     ============== ===========

(1)   The  leverage  capital  requirement  is  generally  between  4.0% and 5.0% for all but the most  highly-rated companies.
(2)   The Company's Tier 1 capital includes stockholders' equity, net of intangible asset, and gross of unrealized securities valuation accounts.
      Tier 2 capital includes Tier 1 capital plus the loan loss reserves.


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

LENDING ACTIVITIES AND CREDIT RISK MANAGEMENT

         The Bank's commercial and industrial loan portfolio represents approximately 95% of gross loans. Loans in this category are typically made to small and medium sized businesses with an average range between $100,000 and $3 million, although larger loans are made as the Bank's legal lending limit is in excess of $15 million. Loan proceeds are generally used for working capital and are seasonal in nature. In addition, the Bank supports the financing of the importation of merchandise through letters of credit and direct loans. The primary source of repayment is from the borrowers' conversion cycle of inventory and accounts receivable as well as profits and cash flows.

         The Bank's mortgage loan portfolio represents approximately 4% of gross loans and is secured by mortgages on real property located in the New York metropolitan area. Mortgage loans are made on an accommodation basis to current, well established customers or are on occasion made to a business for property which it is occupying. In the latter instance, full credit evaluation of the borrowers' financial status is done and the Bank does not rely solely on the property.

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

         As of December 31, 1996, the Bank's loans of $297 million , net of unearned discounts, represented 26% of total assets. The Bank has no foreign loans outstanding. The following table sets forth the composition of the Bank's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:


                                        1996            1995             1994             1993              1992
                                      --------        --------         --------         --------          ------
                                                                     (IN THOUSANDS)
Commercial and industrial........       $283,341       $256,620         $254,098         $272,664          $283,671
Real estate - mortgage...........         10,941         11,276           11,205            7,694             7,882
Installment loans................          2,855          3,067            2,894            2,518             2,892
                                     ------------    -----------      ------------     ------------     -------------
Gross loans......................        297,137        270,963          268,197          282,876           294,445
  Less:  unearned discounts......           (56)           (59)             (80)            (262)             (644)
                                     ------------    -----------      ------------     ------------     -------------
Total (net of unearned
  discounts).....................       $297,081       $270,904         $268,117         $282,614          $293,801
                                     ============    ===========      ============     ============     =============

         Approximately 45% of the current loan portfolio is outstanding to companies in the diamond, jewelry, furs and apparel industries. This includes loans to various types of companies such as wholesalers, retailers, manufacturers and casters. The Bank's portfolio is sensitive to downturns in the economy, since these items are purchased with disposable income. As of December 31, 1996, there are no categories of loans exceeding 10% of total loans except as shown in the above table. Substantially all of the Bank's loans are to borrowers in the New York metropolitan area.

         The following table sets forth the maturities of selected loans in the Bank's gross loan portfolio at December 31, 1996:


                                           DUE ONE               DUE ONE             DUE AFTER
                                        YEAR OR LESS          TO FIVE YEARS         FIVE YEARS             TOTAL
                                      ------------------    ------------------    ----------------    ----------------
                                                                      (IN THOUSANDS)
Commercial and industrial........              $250,403               $27,814              $5,124            $283,341
Real estate - mortgage...........                 1,721                 6,603               2,617              10,941
                                      ------------------    ------------------    ----------------    ----------------

Total............................              $252,124               $34,417              $7,741            $294,282
                                      ==================    ==================    ================    ================

Loans included in the above
which are due after one year,
which have:
Fixed interest rates.............                                      $3,055              $4,004              $7,059
Adjustable interest rates........                                      31,362               3,737              35,099
                                                            ------------------    ----------------    ----------------
Total............................                                     $34,417              $7,741             $42,158
                                                            ==================    ================    ================

                                          9

ASSET AND LIABILITY MANAGEMENT

         The Bank's net interest income is an important component of its operating results. The stability of net interest income in changing interest rate environments depends on the Bank's ability to manage effectively the interest rate sensitivity and maturity of its assets and liabilities. The Bank's Asset and Liability Management Committee develops and implements risk management strategies, and uses various risk measurement tools to evaluate the impact of changes in interest rates on the Bank's asset/liability structure and net interest income.

         The Bank's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management's plan has been to maximize the amount of loans with interest rates that move with prime rate changes (approximately 90% of the loan portfolio) and to invest a major portion of the investment portfolio in mortgage-backed securities which have a five to seven year average life and a constant cash flow return of principal which can be reinvested on a monthly basis (currently $10 million to $12 million per month). In addition, the investment portfolio has been substantially classified in the available-for-sale category to allow for sales to be made, when appropriate, to take advantage of interest rate arbitrage to improve future interest returns. As economic conditions change, management will modify the plan as necessary.

         One measure of the Bank's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1996, the Bank had a negative one-year gap of (32%) of total interest-earning assets; that is, it had more interest-bearing liabilities than interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the decrease in interest income earned on assets. Conversely, in an increasing interest rate environment, a negative gap may result in an increase in the interest expense paid on liabilities that is more rapid than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-earning liabilities which will mature before interest-bearing assets, it does not indicate the extent to which they reprice. Therefore, at times, a negative gap may not increase earnings in a declining interest rate environment.
                                      10

         The following table summarizes the Bank's interest rate sensitive assets and liabilities at December 31, 1996 according to the time periods in which they are expected to reprice, and the resulting gap for each time period:


                                           LESS THAN        THREE TO        ONE TO
                                             THREE           TWELVE          FIVE               OVER
                                             MONTHS          MONTHS          YEARS            FIVE YEARS         TOTAL
                                         --------------   -------------   --------------    --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
Federal funds sold....................      $26,000              $--              $--               $--          $26,000
U.S. government and
    agency obligations................       32,639         208,134          391,693             5,794           638,260
Obligations of states and political
    subdivisions......................          965           7,810           34,126            24,165            67,066
Other securities......................           --              63               25             9,357             9,445
Commercial and industrial loans:
    Fixed rate........................       20,124           2,187              170             2,631            25,112
    Adjustable rate...................      258,173              --               --                --           258,173
Real estate loans:
    Fixed rate........................          120             311            2,885             1,373             4,689
    Adjustable rate...................        6,252              --               --                --             6,252
Installment loans.....................          400           1,067            1,388                --             2,855
Other.................................           --             350               --                --               350
                                         --------------   -------------   --------------    --------------   ---------------
    Total interest-earning assets.....     $344,673        $219,922         $430,287           $43,320         $1,038,202
                                         --------------   -------------   --------------    --------------   ---------------
Interest-bearing liabilities:
  Savings accounts....................    $  24,763              --               --                --            24,763
  NOW accounts........................       44,431              --               --                --            44,431
  Money market accounts...............      146,169              --               --                --           146,169
  Time deposits.......................      173,016         211,901           21,718                --           406,635
Securities sold under repurchase
    agreements........................      120,000              --               --                --           120,000
Demand Notes to U. S. Treasury........        7,199              --               --                --             7,199
                                         --------------   -------------   --------------    --------------   --------------
    Total interest-bearing liabilities.    $515,578        $211,901          $21,718                $0          $749,197
                                         --------------   -------------   --------------    --------------   --------------
Net interest sensitivity gap..........    (170,905)           8,021          408,569            43,320           289,005
Cumulative gap position...............    (170,905)       (162,884)          245,685           289,005
Cumulative gap/total
    interest-earning assets...........     (16.46%)        (15.69%)           23.66%            27.84%
                                         ==============   =============   ==============    ==============

         Mortgage backed securities have been adjusted for weighted average maturity dates and prepayments. All securities are disclosed at book value. Prepayments and scheduled payments have been estimated for the loan portfolio based on the Bank's historical experience. Non-accrual loans are included in the table at their original contractual maturities. Savings account and NOW account repricings are based on the Bank's historical repricing experience and management's belief that these accounts are not highly sensitive to changes in interest rates.

ASSET QUALITY

         Management continually reviews delinquent loans to adequately assess problem situations and to quickly and efficiently remedy these problems whenever possible. When a loan becomes past due (when it is past due 90 days) and doubt exists as to the ultimate collection of principal or interest, the accrual of interest is discontinued. Any accrued but unpaid interest on such loans is charged against current earnings. Non-accrual loans at December 31, 1996 were $1.1 million or 0.37% of total loans, while at December 31, 1995 and 1994, they were $2.2 and $1.3 million, respectively. Loans which are current as of December 31, 1996 but for which there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms are not material in amount.

         The following table sets forth the aggregate amount of domestic non-accrual, past due and restructured loans at the end of each of the most recent five fiscal years:


                                                                         DECEMBER 31,
                                            ----------------------------------------------------------------------
                                                1996          1995           1994          1993          1992
                                                ----          ----           ----          ----          ----
                                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans.......................      $1,109          2,169         1,311         1,837         1,848
Past due 90 days or more
  (other than above)....................         687            281           308           308           468
Restructured............................          --             --            --            --            --
                                              ------         ------        ------        ------        ------
Total...................................      $1,796          2,450         1,619         2,145         2,316
Interest income that would
  have been earned on
  non-accrual and reduced
  rate loans outstanding................         288            201            94           110           118
Interest income included in
  net income for the above
  loans.................................          39             --            --            --            27
Non-accrual, past due and
  restructured loans as a
  percentage of total gross
  loans.................................          .60%          .90           .60           .76           .79




         The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. Management's judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loan loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on changes in economic conditions and in the credit risk inherent in the loan portfolio. As of December 31, 1996, there were no potential problem loans of which management was aware that in management's opinion would materially impact financial results.

         The Bank's allowance for loan losses at December 31, 1996 was $5.62 million or 1.9% of total loans compared to $6.5 million at December 31, 1995 or 2.4% of total loans. At December 31, 1994 it was $6.2 million or 2.3% of total loans. Of the allowance for loan losses, non-accrual loans represented 19.74%, 33.4% and 21.2% respectively.

         As in all banks, in addition to non-accrual loans, the Bank has other loans which reflect a higher degree of risk because of general economic conditions or specific deterioration because of circumstances for a particular borrower. These loans are reflected in the criticized and/or classified categories by the Bank's loan review process. In establishing the allowance for loan losses, the Bank must consider these categories, and additions to the allowance are made with this in mind. Although actual non-accrual loans at December 31 (those on which interest is no longer being accrued) were on average $1.65 million for each of the past five years, the Bank's actual charge-offs for the past five years averaged $4.9 million. In the same period, the average provision for additions to the allowance was $4.9 million, with 1996 accounting for $2.6 million.

         The following table sets forth certain information with respect to the Bank's loan loss experience for each of the most recent five fiscal years:


                                                                    DECEMBER 31,
                                        ----------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
                                            1996          1995           1994          1993          1992
                                            ----          ----           ----          ----          ----
Allowance  for loan losses  balance at
beginning of year...................      $6,484          6,188         6,960         4,359         3,209
Provision for loan losses...........       2,580          2,080         1,850         9,785         8,394
Charge offs:
   Commercial and industrial........      (4,345)        (2,315)       (2,918)       (7,343)       (7,636)
   Installment......................         (60)           (33)          (--)           (8)          (20)
                                        ---------      ---------      ---------     ---------     ---------
Total charge offs...................      (4,405)        (2,348)       (2,918)       (7,351)       (7,656)
Recoveries
   Commercial and industrial........         952            563           294           166           407
   Installment......................           6              1             2             1             5
                                        ---------      ---------      ---------     ---------     ---------
Total recoveries....................         958            564           296           167           412
Net charge offs.....................      (3,447)        (1,784)       (2,622)       (7,184)       (7,244)
                                        ---------      ---------      ---------     ---------     ---------
Balance at end of year..............      $5,617          6,484         6,188         6,960         4,359
                                        ---------      ---------      ---------     ---------     ---------
                                        ---------      ---------      ---------     ---------     ---------
Ratio of net  charge  offs to  average
loans  outstanding,  net  of  unearned
discounts...........................        1.23%           .65           .96          2.34          2.48

                                         13

         The following table sets forth an approximate breakdown of the allowance for loan losses by major categories of loans for each of the most recent five fiscal years:1


                                                                 DECEMBER 31,
                                                                 ------------
                                  1996              1995              1994             1993             1992
                             --------------    --------------    -------------    -------------    -------------
                                     % OF              % OF             % OF             % OF             % OF
                                     LOANS             LOANS            LOANS            LOANS            LOANS
                                     IN EA.            IN EA.           IN EA.           IN EA.           IN EA.
                                     CATEG.            CATEG.           CATEG.           CATEG.           CATEG.
                             LOAN    TO       LOAN     TO      LOAN     TO      LOAN     TO      LOAN     TO
                             LOSS    TOTAL    LOSS     TOTAL   LOSS     TOTAL   LOSS     TOTAL   LOSS     TOTAL
                             ALLOW   LOANS    ALLOW    LOANS   ALLOW    LOANS   ALLOW    LOANS   ALLOW    LOANS
                             -----   -----    -----    -----   -----    -----   -----    -----   -----    -----
                                                            (DOLLARS IN THOUSANDS)
Commercial & industrial..    $   555  95.36    1,085    94.71      656   94.74      919   96.39      924    96.34
Real estate..............         --   3.68       --     4.16       --    4.18       --    2.72       --     2.68
Installment..............         24    .96       23     1.13       20    1.08       26     .89       29      .98
Unallocated..............      5,038     --    5,376       --    5,512      --    6,015      --    3,406       --
                               -----           -----             -----            -----            -----
Total....................     $5,617           6,484             6,188            6,960            4,359
                              ======           =====             =====            =====            =====

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

         Current money and security market conditions are evaluated by the Bank's Investment Committee on a monthly basis. The Investment Committee includes Messrs. Witty, Hertz, Lawrence and Cardew. The Committee's strategy and investment program for the month ahead, created in accordance with the Bank's investment policy, is presented for Board approval.

--------------------------
1 The allocation of loan loss allowance is calculated on the basis of 50% of the non-accruing commercial and industrial loans and a 5 year average of losses on installment loans. Such allocation is not necessarily indicative of the amounts in which future charge-offs may be taken or of future loss trends.

         As of December 31, 1996, there were no securities, in the name of any one issuer, exceeding 10% of stockholders' equity, except for securities issued by the United States and its political subdivisions and agencies.

         The following table sets forth for the most recent three fiscal years the book values and estimated market values of the Company's investment securities:


                                                                                   DECEMBER 31
                                                             -------------------------------------------------------
                                                                1996                  1995                   1994
                                                                ----                  ----                   ----
Available for sale securities:                                              (DOLLARS IN THOUSANDS)

U.S. government and agency
   obligations.........................................        $518,908               $540,024               $529,242

Obligations of states and political
   subdivisions........................................          19,848                 22,500                 --

Other securities.......................................           9,107                  3,698                  3,698
                                                             ------------          -------------          -------------
Total - available for sale (book value)................        $547,863               $566,222               $532,940
                                                             ============          =============          =============
Estimated market value.................................        $561,601               $584,378               $521,204
                                                             ============          =============          =============
Held to maturity securities:

U.S. government and agency
   obligations.........................................         119,351                     --                 12,847

Obligations of states and political
   subdivisions........................................          47,219                 44,929                 72,029
Other securities.......................................             338                    506                    383
                                                             ------------          -------------          -------------
Total - held to maturity (book value)..................        $166,908                $45,435                $85,259
                                                             ============          =============          =============

Estimated market value.................................        $169,340                $47,759                $85,378
                                                             ============          =============          =============

         The following tables sets forth the book values, range of maturities and average yields for each category at December 31, 1996.


                                                     SECURITIES AVAILABLE FOR SALE (MARKET VALUE)
                                                     --------------------------------------------
                                                    ONE TO        FIVE TO          OVER           TOTAL          AVERAGE
                                  ONE YEAR           FIVE           TEN             TEN           MARKET         YIELD TO
                                   OR LESS           YEARS         YEARS           YEARS          VALUE          MATURITY
                                 ------------    ------------     ----------     ----------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)

U.S. Government
obligations(1)(2)............     $104,553          $115,845             $--           $--        $220,398        7.68%
U. S. agency obligations.....      125,499           179,942          5,658             --         311,099        7.06%
Obligation    of   state    and
political subdivisions(2)....        3,142            11,296          2,903          3,626          20,967        7.11%
Other securities.............           --                --             --          9,137           9,137        7.75%
                                 ------------    ------------     ----------     ----------    ------------    ------------
Total available for sale.....     $233,194          $307,083         $8,561        $12,763        $561,601        7.32%
                                 ============    ============     ==========     ==========    ============    ============
Average yield to maturity....        7.41%              7.23           6.03           6.45


                                                      SECURITIES HELD TO MATURITY (BOOK VALUE)
                                                      ----------------------------------------
                                                    ONE TO        FIVE TO          OVER           TOTAL          AVERAGE
                                  ONE YEAR           FIVE           TEN             TEN           MARKET         YIELD TO
                                   OR LESS           YEARS         YEARS           YEARS          VALUE          MATURITY
                                 ------------    ------------     ----------     ----------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)

U.S. Government
obligations (1)(2)...........          $453         $51,077             $--           $--         $51,530        7.06%
U.S. agency obligations......            --          67,821              --            --          67,821        7.26%
Obligations of New York
state(2).....................      $  5,683          23,550           5,852        12,134          47,219        5.66%
Other securities.............            63              25             250            --             338        6.92%
                                ============     ===========    ============    ==========    ============    ============
Total held to maturity.......      $  6,199        $142,473          $6,102       $12,134        $166,908        6.74%
                                ============     ===========    ============    ==========    ============    ============
Average yield to maturity....         5.85%            6.93            5.70          5.42

Total investments............      $239,393        $449,556         $14,663       $24,897        $728,509        7.19%
                                ============     ===========    ============    ==========    ============    ============

---------------
(1)     Consisting mainly of Government guaranteed GNMA investments with an average life of five years.

(2) Above yield is not computed on tax-equivalent basis. The average tax-equivalent yield to maturity on obligations of states and political subdivisions are as follows: securities available for sale - 10.77% and securities held to maturity - 8.57%. The total tax equivalent yield on the entire investment securities portfolio is 7.48%.


DEPOSITS

         Deposits are the Bank's principal source of funds. The Bank attracts deposits from the general public and small businesses by offering a variety of deposit accounts at competitive rates. The Bank's deposit accounts include savings accounts, personal and commercial checking accounts, money market accounts, NOW accounts, and certificates of deposit ("time deposits").

The Bank also offers tax deferred retirement savings accounts (IRAs), savings and certificates of deposit accounts of $100,000 or more ("jumbo certificates"). Management believes that a significant portion of maturing deposits will be retained by the Bank. There are no material amounts of foreign deposits in domestic offices.

         At December 31, 1996, the Bank had $271.2 million in jumbo certificates, compared to $218.0 million at December 31, 1995 and $206.0 million at December 31, 1994. At December 31, 1996, the dollar amount of jumbo certificates by remaining maturity dates and the average interest rates were as follows:


                   REMAINING MATURITY                                  AMOUNT           AVERAGE RATE
                   ------------------                                  ------           ------------
                                                                         (DOLLARS IN THOUSANDS)
                   3 months or less.............................      $128,773              6.32%
                   More than 3 through 6 months.................        65,015              5.44
                   More than 6 months through 12 months.........        71,501              5.79
                   More than 12 months..........................         5,875              6.10
                                                                   ---------------     ---------------
                       Total....................................      $271,164              5.91%
                                                                   ===============     ===============

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

         Fixed rate, fixed term certificates of deposit accounts ("CD's") are generally a significant source of funds for the Company. At December 31, 1996, CD's amounted to $406.6 million or 65.4% of total interest-bearing deposits, compared to $380.9 million or 67.5% at December 31, 1995 and $414.0 million or 68.6% at December 31, 1994. CD's offered by the Company have maturities of seven days or more, impose a minimum balance requirement of $2,000, and pay simple interest.

         Savings deposit accounts amounted to $24.7 million or 4% of the Company's total interest-bearing deposits at December 31, 1996, compared to $27.2 million or 4.8% at December 31, 1995 and $30 million or 5% at December 31, 1994. Savings deposits consist of passbook savings accounts and statement savings accounts. Savings accounts offered by the Bank pay interest monthly, compounded and credited on a quarterly basis, to accounts with a minimum average daily balance of $100.

         The Bank offers NOW accounts with unlimited check writing privileges. The minimum initial deposit required is $2,500. There is a service charge incurred if the daily average balance for the month falls below $2,500. Interest is compounded monthly. Interest is credited at the end of the month, at the current rate determined by the Bank. NOW accounts amounted to $44.4 million, or 7.1% of the Bank's total interest-bearing deposits at December 31, 1996, compared to $39.5 million, or 7%, at December 31, 1995 and $42.9 million, or 7.1%, at December 31, 1994.

         The Bank also offers a money market account with limited check writing privileges. Such accounts have a minimum balance requirement of $2,000 and earn interest at the Company's money market rate if the account maintains a minimum average balance of $2,000 for the month. There is a service charge incurred if the daily average balance falls below $2,000. Interest on all money market accounts is compounded monthly and credited monthly. Money market accounts amounted to $146.2 million, or 23.5% of the Bank's total interest-bearing deposits, at December 31, 1996, compared to $116.3 million, or 20.6%, at December 31, 1995 and $116.5 million, or 19.3%, at December 31, 1994.

         The following table sets forth the average deposits and average rates paid for each of the most recent three fiscal years for the classifications of deposits listed:


                                                                  YEARS ENDED DECEMBER 31,
                                       1996        RATE(%)         1995        RATE(%)         1994        RATE(%)
                                       ----        -------         ----        -------         ----        -------
                                                                 (DOLLARS IN THOUSANDS)
Deposits:
     Demand....................       $209,828         --        $194,571          --        $200,475         --
     NOW.......................         38,219       2.28          38,235        2.29          45,190       2.50
     Savings...................         25,485       2.99          28,146        2.96          36,934       2.94
     Money market..............        131,974       3.37         116,179        3.30         138,316       2.62
     Other time ...............        384,033       5.30         389,747        5.51         400,746       4.20
                                      --------       ----         -------        ----         -------       ----
Total..........................       $789,539                   $766,878                    $821,661
                                      ========                    =======                     =======

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

         Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. In the event that the Bank is not able to generate sufficient funds from these sources, it has availability of $86 million of overnight federal funds lines of credit from other financial institutions as well as the ability to obtain substantial funds through repurchase agreements against its investment portfolio. In addition, during 1996, the Bank became a member of the Federal Home Loan Bank of New York where it has availability of $108 million of funds, of which $50 million may be used in overnight funds. Furthermore, the Bank has access to the discount window of the Federal Reserve Bank. There were no borrowings under these arrangements in 1996, 1995 or 1994.

SHORT TERM BORROWINGS

         The following table represents the Bank's material short term borrowings for the fiscal years ending December 31:


                                                                        1996             1995            1994
                                                                        ----             ----            ----
                                                                               (DOLLARS IN THOUSANDS)

Balance at year end...........................................        $127,199         105,065          70,000
Weighted average interest rate on balances at end of year.....           5.41%           5.81%           5.85%
Maximum amount of borrowing at any month end..................        $170,000         110,731          80,000
Approximate average amounts outstanding during period.........         119,661          67,991          43,422
Approximate weighted average interest rate during period......           5.51%           5.97%           4.90%


EMPLOYEES

         At December 31, 1996, the Company and the Bank had 245 employees, consisting of 72 officers and 173 supervisory and clerical employees. The Bank considers its relations with its employees to be good.

                                         SELECTED STATISTICAL INFORMATION

         In addition to the statistical information that is presented in this Form 10-K, the following information is included in the Company's 1996 Annual Report to Shareholders (the "Annual Report") and is hereby incorporated herein by reference:


DESCRIPTION OF STATISTICAL INFORMATION                                  ANNUAL REPORT CAPTION                 PAGE
--------------------------------------                                  ---------------------                 ----
Average Balance Sheets                                       Average Assets, Liabilities and
                                                             Stockholders' Equity                              31

Analysis of Net Interest Earnings                            Analysis of Net Interest Earnings                 8

Volume and Rate Variance                                     Change in Interest Income and Expense             9

Return on Equity and Assets                                  Selected Financial Data                         6 - 7

ITEM 2.        PROPERTIES

         The Bank owns the nine story office building at 434 Broadway, New York, New York where one of its branch offices is located. The Bank occupies five of the nine floors, the mezzanine and basement; four floors are presently rented to others. In addition, the Bank owns the commercial condominium located at 62 West 47th Street, New York, New York, which houses the Bank's midtown branch office, consisting of a main floor, mezzanine, and basement.

         In addition to the above two offices, the Bank maintains five branch offices at 93 Canal Street, 1040 Sixth Avenue, 295 Fifth Avenue, 145 Fifth Avenue, and its corporate headquarters at 275 Madison Avenue, New York, New York, where the Bank's main branch office is located.

ITEM 3.        LEGAL PROCEEDINGS

         Various actions and proceedings are presently pending to which the Company or the Bank is a party. In the opinion of management, the aggregate liabilities, if any, arising from such actions are not expected to have a material adverse effect on the financial position of the Company or the Bank.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1996, there were no matters submitted to a vote of the Company's stockholders.

                                                      PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The market for the Company's common equity is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. At December 31, 1996 the total number of holders of record of the Company's common equity was approximately 1,529. The information appearing on page 12 of the Annual Report under the caption "Price Range of Common Stock" is incorporated herein by reference.

         Cash dividends have been declared in each quarter of 1996 and 1995 aggregating annually $6.5 million and $5.47 million, respectively, or $1.30 per share in 1996 and $1.10 per share in 1995, after adjusting for the two-for-one stock split which occurred during 1995.

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

         During 1986, the stockholders approved the Employee Stock Option Plan of the Bank (the "Option Plan"). Due to the Bank's becoming the wholly-owned subsidiary of the Company on July 1, 1993, the Company adopted a substantially identical stock option plan as successor to the Option Plan and all stock options have become options to purchase the Company's Common Stock rather than shares of the Bank's stock. No stock options were granted under the Option Plan during 1996. A total of 6,223 shares of Common Stock of the Company were issued upon the exercise of options previously granted under the Option Plan. The weighted average exercise price of such options was $19.84 per share. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

ITEM 6.        SELECTED FINANCIAL DATA

         The information appearing on page 30 (Note 16) and pages 6 and 7, respectively, of the Annual Report under the captions "Selected Quarterly Financial Data" and "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing on pages 8 through 12 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, related notes and Independent Auditors' Report which appear on pages 13 through 30 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information appearing on pages 4 through 7 of the Company's Proxy Statement prepared in connection with the 1996 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

         All executive officers are designated annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11.       EXECUTIVE COMPENSATION

         The information appearing on pages 9 through 11 of the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing on pages 7 and 8 of the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing on page 11 of the Proxy Statement under the caption "Compensation and Option Committee Interlocks and Insider Participation; Certain Relationships and Related Transactions" is incorporated herein by reference.

                                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The financial statements, related notes and the Report of Independent Auditors, KPMG Peat Marwick LLP, dated February 7, 1997 appear on pages 13 through 30 of the Annual Report and are incorporated herein by reference.

(a)2.    Financial Statements Schedules.

(a)3.    Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                    Item           Description
                    ----           -----------
                    (11)           Computation of Earnings Per Share Earnings

                    (13)           1996 Annual Report to Shareholders


(b)      Reports on Form 8-K.  None.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERCHANTS NEW YORK BANCORP, INC.

                                                               (Registrant)

                                  By:   /s/ Spencer B. Witty

                                        Spencer B. Witty
                                        Chairman of the Board

                                        Dated March 18, 1997

                                  By:   /s/ James G. Lawrence

                                        James G. Lawrence

                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)

                                        Dated March 18, 1997

                                  By:   /s/ William J. Cardew

                                        William J. Cardew
                                        Vice Chairman of the Board,
                                        Chief Operating Officer and Director
                                        (Principal Financial Officer)

                                        Dated March 18, 1997

                                  By:   /s/ Nancy J. Ostermann

                                        Nancy J. Ostermann
                                        Vice President and Comptroller
                                        (Principal Accounting Officer)

                                        Dated March 18, 1997

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


                   Signature                                      Title                               Date
                   ---------                                      -----                               ----
   /s/ Charles J. Baum                           Director                                   March 18, 1997
-------------------------------------
Charles J. Baum

   /s/ William J. Cardew                         Vice Chairman of the Board, Chief          March 18, 1997
-------------------------------------
William J. Cardew                                Operating Officer and Director

   /s/ Rudolf H. Hertz                           Vice Chairman of the Board and Director    March 18, 1997
-------------------------------------
Rudolf H. Hertz

   /s/ Isidore Karten                            Director                                   March 18, 1997
-------------------------------------
Isidore Karten

   /s/ James G. Lawrence                         President, Chief Executive Officer and     March 18, 1997
-------------------------------------
James G. Lawrence                                Director

   /s/ Robinson Markel                           Director                                   March 18, 1997
-------------------------------------
Robinson Markel

   /s/ Paul Meyrowitz                            Director                                   March 18, 1997
-------------------------------------
Paul Meyrowitz

   /s/ Alan Mirken                               Director                                   March 18, 1997
-------------------------------------
Alan Mirken

   /s/ Mitchell J. Nelson                        Director                                   March 18, 1997
-------------------------------------
Mitchell J. Nelson

   /s/ Leonard Schlussel                         Director                                   March 18, 1997
-------------------------------------
Leonard Schlussel

   /s/ Charles I. Silberman                      Vice Chairman of the Board                 March 18, 1997
-------------------------------------
Charles I. Silberman

   /s/ Spencer B. Witty                          Chairman of the Board and Director         March 18, 1997
-------------------------------------
Spencer B. Witty

                                         25
