Form 10-Q
period 1997-03-31
MERCHANTS NEW YORK BANCORP INC
filed 1997-05-13
CIK 884383

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                   Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d) of
                     The Securities Exchanges Act of 1934

For the quarter ended                     Commission File No. 0-22058
   March 31, 1997

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

Yes   X   No
   ------    ------

    As of March 31, 1997, there were 4,942,726 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp
                           Consolidated Balance Sheets
                                 Part I Item 1

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      1997             1996
                                                                                ----------------  ---------------
Assets
Cash and due from banks.......................................................  $     45,774,582       57,840,059
Federal funds sold............................................................        10,000,000       26,000,000
Securities available for sale, at market value................................       624,083,845      561,600,523
Investment securities.........................................................       160,698,901      166,908,260
Loans, net of unearned discounts..............................................       286,003,345      297,080,725
 Less allowance for loan losses...............................................         6,000,033        5,616,971
                                                                                ----------------  ---------------
  Net loans...................................................................       280,003,312      291,463,754
Bank premises and equipment...................................................         6,740,488        6,767,568
Customers' liability on acceptances...........................................        13,691,464       13,806,691
Intangible asset..............................................................           657,143          685,714
Other assets..................................................................        13,188,581       12,726,132
                                                                                ----------------  ---------------
  Total Assets................................................................  $  1,154,838,316    1,137,798,701
                                                                                ----------------  ---------------
Liabilities and Stockholders' Equity
Liabilities
Deposits:
 Demand.......................................................................  $    213,662,054      253,695,143
 NOW..........................................................................        42,000,687       44,431,219
 Savings......................................................................        24,366,005       24,763,303
 Money market.................................................................       150,691,805      146,168,644
 Time.........................................................................       424,437,558      406,635,101
  Total deposits..............................................................       855,158,109      875,693,410
Securities sold under agreements to repurchase................................       155,000,000      120,000,000
Demand Notes to U.S. Treasury.................................................        12,527,809        7,199,039
Acceptances outstanding.......................................................        13,691,464       13,806,691
Other liabilities.............................................................        16,913,327       17,563,929
                                                                                ----------------  ---------------
  Total Liabilities...........................................................     1,053,290,709    1,034,263,069
                                                                                ----------------  ---------------
Stockholders' Equity
Capital stock $.001 par value per share; 10,000,000 authorized shares;
  4,994,341 and 4,987,561 issued & outstanding in 1997 and 1996,
  respectively................................................................             4,994            4,988
Surplus.......................................................................        23,887,528       23,749,629
Undivided profits.............................................................        74,570,693       72,915,689
Less treasury stock at cost (51,615 and 17,890 shares in 1997 and 1996,
  respectively)...............................................................         1,701,185          552,910
Net unrealized appreciation on investments available for sale, net of tax
  effect......................................................................         4,785,577        7,418,236
                                                                                ----------------  ---------------
  Total Stockholders' Equity..................................................       101,547,607      103,535,632
                                                                                ----------------  ---------------
  Total Liabilities and Stockholders' Equity..................................  $  1,154,838,316    1,137,798,701
                                                                                ----------------  ---------------

                              Merchants New York Bancorp
                           Consolidated Statements of Income

                                                                            THREE MONTHS ENDED
                                                                       ----------------------------
                                                                         MARCH 31,      MARCH 31,
                                                                           1997           1996
                                                                       -------------  -------------
Interest Income
 Interest on loans...................................................  $   6,204,420  $   5,619,044
 Interest and dividends on investment securities:
     Taxable.........................................................     12,175,507     10,118,151
     Non-taxable.....................................................      1,088,579      1,098,601
 Interest on federal funds...........................................        109,204        100,444
                                                                       -------------  -------------
     Total interest income...........................................  $  19,577,710  $  16,936,240
                                                                       -------------  -------------
Interest Expense
 Interest on deposits................................................      7,151,029      6,437,992
 Interest on federal funds purchased.................................        196,724        112,981
 Interest on securities sold under repurchase agreements.............      1,410,192        991,313
 Interest on demand notes to U.S. Treasury...........................        108,801              0
                                                                       -------------  -------------
     Total interest expense..........................................  $   8,866,746  $   7,542,286
                                                                       -------------  -------------
     Net Interest Incom..............................................  $  10,710,964  $   9,393,954
Provision for possible loan losses...................................        250,000        100,000
                                                                       -------------  -------------
     Net interest income after provision for loan losses.............  $  10,460,964  $   9,293,954
                                                                       -------------  -------------
Non Interest Income
 Service fee and other charges.......................................        322,076        305,635
 International department services...................................        619,659        560,405
 Fee income..........................................................        247,877        226,519
 Other income........................................................              0         49,940
 Investment sales--net gains.........................................              0        364,083
                                                                       -------------  -------------
     Total non interest income.......................................  $   1,189,612  $   1,506,582
                                                                       -------------  -------------
Non Interest Expenses
 Salaries and employee benefits......................................      3,362,632      3,365,474
 Net occupancy.......................................................        654,360        613,493
 Equipment...........................................................        173,373        157,137
 Other expenses......................................................      1,467,596      1,427,111
                                                                       -------------  -------------
     Total non interest expenses.....................................  $   5,657,961  $   5,563,215
                                                                       -------------  -------------
Income before income taxes...........................................  $   5,992,615  $   5,237,321
Provision for income taxes...........................................      2,601,532      2,147,726
                                                                       -------------  -------------
     Net Income......................................................  $   3,391,083  $  3,089,595
                                                                       -------------  -------------
Average number of common shares outstanding..........................      5,011,454      5,038,253
                                                                       -------------  -------------
Net income per average share.........................................  $        0.68  $        0.61
                                                                       -------------  -------------
Dividends per share of common stock..................................  $        0.35  $        0.30
                                                                       -------------  -------------


                 See accompanying notes to consolidated financial statements.

                                       Merchants New York Bancorp
                     Consolidated Statements of Changes in Stockholders' Equity
                              Periods ended March 31, 1997 and 1996

                                                                     1997           1996
                                                                --------------  -------------
Capital stock:
  Balance at beginning of year................................  $        4,988          4,982
  Shares issued through exercise of Employee Stock Options:
    6,780 shares and 1,185 shares in 1997 and 1996,
    respectively..............................................               6              1
                                                                --------------  -------------
  Balance at end of period....................................           4,994          4,983
                                                                --------------  -------------
                                                                --------------  -------------
Surplus:
  Balance at beginning of year................................      23,749,629     23,626,181
  Excess over par value on shares issued through the exercise of
    Employee Stock Option.....................................         137,899         23,452
                                                                --------------  -------------
  Balance at end of period....................................      23,887,528     23,649,633
                                                                --------------  -------------
                                                                --------------  -------------
Undivided profits:
  Balance at beginning of year................................      72,915,689     66,719,678
  Net income..................................................       3,391,083      3,089,595
  Cash dividends paid.........................................      (1,736,079)    (1,494,697)
                                                                --------------  -------------
  Balance at end of period....................................      74,570,693     68,314,576
                                                                --------------  -------------
                                                                --------------  -------------
Treasury stock:
  Balance at beginning of year................................        (552,910)             0
  Repurchase of 33,725 shares of common stock.................      (1,148,275)             0
                                                                --------------  -------------
  Balance at end of period....................................      (1,701,185)             0
                                                                --------------  -------------
                                                                --------------  -------------
Net unrealized appreciation on securities available for sale, net of tax effect

  Balance at beginning of year................................       7,418,236      9,803,762
  Changes during the period, net of tax.......................      (2,632,659)    (2,331,383)
                                                                --------------  -------------
  Balance at end of period....................................       4,785,577      7,472,379
                                                                --------------  -------------
                                                                --------------  -------------
Stockholders' equity
  Balance at beginning of year................................     103,535,632    100,154,603
  Changes during the period, net..............................      (1,988,025)      (713,032)
                                                                --------------  -------------
  Ending balance..............................................  $  101,547,607  $  99,441,571
                                                                --------------  -------------
                                                                --------------  -------------

                     See accompanying notes to consolidated financial statements.

                              Merchants New York Bancorp
                         Consolidated Statements of Cash Flows
                       Three Months ended March 31, 1997 and 1996

                                                                                         1997            1996
                                                                                    --------------  --------------
Cash flows from operating activities:
 Net income......................................................................... $     3,391,083  $    3,089,595
                                                                                     ---------------  --------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation.....................................................................         238,856         223,094
   Amortization of premium, net of discounts........................................       1,128,108       1,189,649
   Provision for loan losses........................................................         250,000         100,000
   Gains on sales...................................................................               0        (364,084)
   Discounted rental on leases......................................................         (13,167)        (10,359)
   Increase (decrease) in unearned discounts........................................             691         (15,302)
   Increase in taxes payable........................................................       1,444,854         747,038
   Increase in interest receivable..................................................        (846,449)       (233,925)
   Increase (decrease) in interest payable..........................................         644,602        (847,025)
   Decrease in accrued expenses.....................................................        (684,435)       (559,534)
   Increase (decrease) in other assets..............................................         384,002        (114,088)
   Increase in other liabilities....................................................         200,178         185,785
                                                                                         --------------    -------------
     Net cash provided by operating activities......................................       6,138,323       3,390,844
                                                                                         --------------  -------------
Cash flows from investing activities:
  Net decrease in federal funds sold................................................      16,000,000      52,000,000
  Proceeds from redemptions of securities available for sale........................      27,217,537      30,680,345
  Proceeds from sales of securities available for sale..............................               0      49,605,756
  Purchase of securities available for sale.........................................     (95,362,414)    (22,403,942)
  Proceeds from redemptions of investment securities................................       5,867,512         232,436
  Purchase of investment securities.................................................               0    (108,503,438)
  Net decrease in customer loans....................................................      11,209,752      20,633,723
  Net increase in bank premises and equipment.......................................        (183,206)       (434,787)
                                                                                      --------------    ------------
    Net cash (used in) provided by investing activities.............................     (35,250,819)     21,810,093
                                                                                        --------------  --------------
Cash flows from financing activities:
  Net decrease in demand deposits, NOW, savings and money market accounts...........     (38,337,759)    (18,454,463)
  Net increase (decrease) in certificates of deposits...............................      17,802,457      (5,414,923)
  Net increase in Federal funds purchased...........................................               0      22,000,000
  Net increase (decrease) in securities sold under repurchase agreements............      35,000,000     (27,345,000)
  Net increase in demand notes to U.S. Treasury.....................................       5,328,770               0
  Proceeds from issuance of common stock............................................         137,905          23,454
  Purchases of treasury stock.......................................................      (1,148,275)              0
  Dividends paid....................................................................      (1,736,079)     (1,494,697)
                                                                                        --------------  --------------
    Net cash provided by (used in) financing activities.............................      17,047,019     (30,685,629)
                                                                                        --------------  --------------
Net decrease in cash and cash equivalents...........................................     (12,065,477)     (5,484,692)
Cash and cash equivalents at beginning of the period................................      57,840,059      50,919,219
                                                                                       --------------  --------------
Cash and cash equivalents at end of the period......................................  $   45,774,582  $   45,434,527
                                                                                       --------------  --------------
                                                                                       --------------  --------------
Supplemental disclosure of cash flow information:
  Interest paid.....................................................................  $    8,222,144  $    8,370,486
  Taxes paid........................................................................       1,156,678       1,400,688


              See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of March 31, 1997 and 1996 are unaudited. However, in management's opinion, all adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1996 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1996.

    2. In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS). The objectives are to simplify the computation of earnings per share and to make the U.S. EPS standard more compatible with that of other countries. It will be effective for financial statements issued after 12/15/97. Earlier application is not permitted, but restatement of prior periods earnings per share data is required. For the quarter ended March 31, 1997, there would have been no change in the Earnings Per Share of $.68, using the calculation as required by SFAS No. 128, compared to the current method, as proscribed by APB Opinion 15. Management does not anticipate any material change at the time of implementation.

                           MERCHANTS NEW YORK BANCORP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                               Part I--Item 2

    Three months ended March 31, 1997 compared with Three months ended March 31, 1996

    Interest on investments increased by $2.1 million to $13.3 million for the first quarter of 1997, as compared to $11.2 million in 1996. $2 million was contributed by higher volume, with $66,000 in increases due to interest rates. The major factors contributing to the increase were the reinvesting of funds from paydowns on mortgage backed securities and maturities at higher rates as well the higher portfolio balances. The investment portfolio average for the quarter increased $110.4 million to $747.9 million in 1997, from $637.5 million in 1996.

    Loan interest income increased in the first quarter of 1997 by $585,000 to $6.2 million from $5.6 million for the same period in 1996. $694,000 is attributable to higher loan volume, offset by lower rates of $109,000. The lower rates reflect a prime rate decrease to 8.27% in the first quarter of 1997, from an average of 8.35% for the same time period in 1996. Average quarterly loan outstandings increased $30.3 million to $278.6 million in 1997 from $248.3 million in 1996.

    Interest expense on interest bearing deposits increased to $7.1 million for the first quarter of 1997, with $6.4 million in the same period in 1996. Increases in deposits caused the upswing in expense of $806,000, counteracted by a decrease of $93,000, due to lower rates. Average interest bearing deposits increased by $71 million to $632.5 million in 1997, from $561.5 million in 1996.

    Interest expense on repurchase agreements increased by over $400,000 as of the quarter ending March 31, 1997 to $1.4 million as compared to $991,000 for the same period in 1996. $439,000 of the increase is attributable to a greater volume, which was offset by $20,000 in rate reductions. There was an increase in average repurchase agreements to $104.3 million in 1997 from $71.9 million in 1996, with these funds being used to support the larger investment portfolio. The increase of $193,000 in interest expense for Federal funds purchased and U. S. Treasury Demand Notes is attributable to higher borrowings to equalize cash flows. Average Federal funds purchased and
U. S. Treasury Demand Notes increased by $15 million, to $23.2 million from $8.2 million last year.

    Noninterest income decreased over $300,000 from $1.5 million at March 31, 1996 to $1.2 million at March 31, 1997. This was primarily attributable to $364,000 less in gains on investment securities in 1997 versus 1996, which was offset by $97,000 in additional International Department fees and fee income, caused by higher volume.

                           MERCHANTS NEW YORK BANCORP

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

    Three months ended March 31, 1997 compared with Three months ended March 31, 1996 (Continued)

    Noninterest expense increased to $5.7 million or $95,000 more than the 1996 results of $5.6 million. This stemmed principally from increases in occupancy and equipment costs of our Madison Avenue branch and head office of $57,000, a net increase of $14,000 in salaries and benefits, plus $24,000 in FDIC insurance expense.

    An addition of $250,000 was made to the provision for loan losses for the first quarter of 1997, versus $100,000 in 1996.

                                                                               QUARTER      ENDING
                                                                             ------------------------
ALLOWANCE FOR LOAN LOSSES                                                      3/31/97      3/31/96
---------------------------------------------------------------------------  -----------  -----------
                                                                                  (IN THOUSANDS)
Balance at beginning of quarter............................................      $5,617        6,484
Provision for loan losses..................................................         250          100
Charge offs................................................................           0            0
Recoveries
 Commercial................................................................         129           64
 Installment...............................................................           4            1
                                                                              ---------      -------
Total......................................................................   $   6,000        6,649
                                                                              ---------      -------
                                                                              ---------      -------

    Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. At March 31, 1997, our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The Bank's allowances for loan losses at March 31, 1997 was 2.15% of average loans, with 2.68% at March 31, 1996. In addition to non-accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

                           MERCHANTS NEW YORK BANCORP

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


    The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                                                            AS OF
NON-ACCRUAL & PAST DUE LOANS                                                   3/31/97     3/31/96
----------------------------------------------------------------------------  ---------  -----------
                                                                                  (IN THOUSANDS)
Non-accrual loans...........................................................  $   1,000       2,884
Loans past due more than 90 days & still accruing...........................      1,215         345
Restructured loans..........................................................          0           0
                                                                              ---------     -------
 Total......................................................................  $   2,215       3,229
                                                                              ---------     -------
                                                                              ---------     -------
Non-accrual loans as a % of reserve.........................................       16.7%       43.4%
Non-accrual loans as a % of total avg loans.................................         .4         1.2
Interest income that would have been earned on nonaccrual loans.............  $      25          61

    Interest income that was earned on nonaccrual (impaired) loans is considered insignificant.

LIQUIDITY

    Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At March 31, 1997, average cash and short term investments totaled $58.8 million and accounted for 5.2% of the Bank's total average assets, as compared with $52.6 million or 5.4% as of March 31, 1996. Scheduled loan payments and payments of principal and interest from the investment portfolio provide additional liquidity. There were no sales of securities as of March 31, 1997, with $49.6 million for the same period in 1996. $31.9 million was received for the first quarter of 1997 from maturities and principal paydowns, net of amortization, with $30.9 million recorded during the same period in 1996. In 1997, purchases of investments were $95.4 million, with $130.9 million in 1996.

                           MERCHANTS NEW YORK BANCORP

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (Continued)

    On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $864.1 million as of March 31, 1997, with $769.9 million for March 31, 1996. The Bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 26.8% and 27% of total deposits in 1997 and 1996, respectively.

    Bancorp's cash needs consist primarily of dividends, which were $1,736,079 in the first quarter of 1997, and $1,494,697 for the same period in 1996.

CAPITAL

    The primary source of capital growth is through retention of earnings. Undivided profits increased to $74.6 million at 3/31/97 as compared to $68.3 million for the prior year. The Bank's Board of Directors declared and paid a dividend of $.35 for the first quarter of 1997, which was an increase of almost 17% above the $.30 dividend for the first quarter of 1996.

    The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 8%. The Bank was also in excess of the required leverage ratio of 4%, with 8.62% for the first quarter of 1997, with 9.48% for the same period in 1996.

    There was an overall decrease of $2 million in capital from March 31, 1996 to March 31, 1997. Of this change, reductions of $2.6 million from the change in market value of the available for sale securities (net of tax effect) and $1.1 million due to Treasury stock purchases, which were offset with increases of $1.7 million generated by retained earnings after dividends were paid.

                           MERCHANTS NEW YORK BANCORP

                                                                                        REQUIRED      3/31/97      3/31/96
                                                                                       -----------  -----------  -----------
Tier I Capital Ratio.................................................................        4.00%       20.66%       23.51%
Total Capital Ratio..................................................................        8.00        21.91        24.76
Leverage Ratio.......................................................................        4.00         8.62         9.48

                                    PART II

ITEM 6--EXHIBITS AND REPORTS ON FORM 8--K

    (a) Exhibits: Exhibit 27--Financial Data Schedule

    (b) Reports on Form 8--K: None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERCHANTS NEW YORK BANCORP, INC.
                                        REGISTRANT





DATE: MAY 12, 1997                      ----------------------------------------
                                        JAMES G. LAWRENCE
                                        PRESIDENT & CHIEF EXECUTIVE OFFICER




DATE: MAY 12, 1997                      ----------------------------------------
                                        NANCY J. OSTERMANN
                                        VICE PRESIDENT AND COMPTROLLER