Form 10-Q
period 1997-06-30
MERCHANTS NEW YORK BANCORP INC
filed 1997-08-13
CIK 884383

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

For the quarter ended                               Commission File No.  0-22058
    June 30, 1997

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-3650812
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

     275 Madison Avenue, New York, N.Y.                   10016-0001
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

     As of June 30, 1997, there were 4,936,385 shares of common stock outstanding, the Registrant's only class of stock.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           Merchants New York Bancorp
                           Consolidated Balance Sheets
                                  Part I Item 1

                                                  June 30,         December 31,
                                                    1997               1996
                                               --------------      ------------
Assets

Cash and due from banks                        $   58,540,952       57,840,059
Federal funds sold                                          0       26,000,000
Securities available for sale,
  at market value                                 600,398,821      561,600,523
Investment securities                             194,745,752      166,908,260

Loans, net of unearned discounts                  323,877,784      297,080,725
     Less allowance for loan losses                 6,332,081        5,616,971
                                               --------------   --------------
                 Total loans, net                 317,545,703      291,463,754

Bank premises and equipment                         6,694,164        6,767,568
Customers' liability on acceptances                18,730,166       13,806,691
Intangible asset                                      628,571          685,714
Other assets                                       13,163,378       12,726,132

                                               --------------   --------------
                   Total Assets                $1,210,447,507    1,137,798,701
                                               --------------   --------------

Liabilities and Stockholders' Equity

Liabilities
Deposits:
     Demand                                    $  210,985,309      253,695,143
     NOW                                           40,026,007       44,431,219
     Savings                                       24,079,563       24,763,303
     Money market                                 155,899,035      146,168,644
     Time                                         408,170,284      406,635,101
                                               --------------   --------------
                   Total deposits                 839,160,198      875,693,410
Federal funds purchased                            39,000,000                0
Securities sold under repurchase agreements       170,000,000      120,000,000
Demand Notes issued to the U.S. Treasury           20,000,000        7,199,039
Acceptances outstanding                            18,730,166       13,806,691
Other liabilities                                  17,239,723       17,563,929

                                               --------------   --------------
                   Total Liabilities            1,104,130,087    1,034,263,069

Stockholders' Equity
Capital stock $.001 par value per share;
     10,000,000 authorized shares;
     4,994,666 and 4,987,561 issued &
     outstanding in 1997 and 1996,
     respectively                                       4,994            4,988
Surplus                                            23,906,790       23,749,629
Undivided profits                                  76,718,968       72,915,689
Less  Treasury stock at cost (58,281
     and 17,890 shares in 1997 and 1996,
     respectively)                                  1,991,550          552,910
Net unrealized appreciation on
     investments available for sale,
     net of tax effect                              7,678,218        7,418,236
Commitments and contingent liabilities
                                               --------------   --------------
            Total Stockholders' Equity            106,317,420      103,535,632
                                               --------------   --------------
            Total Liabilities and
              Stockholders' Equity             $1,210,447,507    1,137,798,701
                                               --------------   --------------

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           Merchants New York Bancorp
                        Consolidated Statements of Income

                                                              Three Months Ended                     Six Months Ended
                                                           June 30,           June 30,          June 30,          June 30,
                                                            1997                1996              1997              1996
                                                          -----------       -----------       -----------       -----------

Interest Income
  Interest on loans                                       $ 7,036,144       $ 5,825,766       $13,240,025       $11,444,810
  Interest and dividends on investment
    securities:
      Taxable                                              12,234,716        10,545,597        24,405,945        20,661,902
      Non-taxable                                           1,087,369         1,085,230         2,175,948         2,183,831
  Interest on federal funds                                    51,316            60,884           160,520           161,327
  Interest - other                                             47,588             2,722            52,405             4,568

                                                          -----------       -----------       -----------       -----------
      Total interest income                               $20,457,133       $17,520,199       $40,034,843       $34,456,438
                                                          -----------       -----------       -----------       -----------


Interest Expense
  Interest on deposits                                      7,367,602         6,358,706        14,518,630        12,796,696
  Interest on federal funds purchased                         135,146           115,014           331,870           227,995
  Interest on securities sold under
    repurchase agreements                                   2,282,442         1,429,082         3,692,634         2,420,395
  Interest on demand notes to U.S. Treasury                   164,323            52,945           273,125            52,945

                                                          -----------       -----------       -----------       -----------
      Total interest expense                              $ 9,949,513       $ 7,955,747       $18,816,259       $15,498,031
                                                          -----------       -----------       -----------       -----------


      Net Interest Income                                 $10,507,620       $ 9,564,452       $21,218,584       $18,958,407
  Provision for possible loan losses                          250,000           100,000           500,000           200,000
                                                          -----------       -----------       -----------       -----------
      Net Interest Income after
        provision for loan losses                         $10,257,620       $ 9,464,452       $20,718,584       $18,758,407
                                                          -----------       -----------       -----------       -----------


Non Interest Income
  Service fee and other charges                               326,850           336,411           648,926           642,045
  International department services                           682,546           618,205         1,302,205         1,178,610
  Fee income                                                  265,822           266,204           513,698           492,723
  Other income                                                      0            16,371                 0            66,312
  Investment sales - net gains                                 21,901                 0            21,901           364,084

                                                          -----------       -----------       -----------       -----------
      Total non interest income                           $ 1,297,119       $ 1,237,191       $ 2,486,730       $ 2,743,774
                                                          -----------       -----------       -----------       -----------

Non Interest Expenses
  Salaries and employee benefits                            2,939,612         2,857,150         6,302,301         6,222,624
  Net occupancy                                               651,637           645,337         1,305,997         1,258,831
  Equipment                                                   198,604           172,211           371,978           329,347
  Other expenses                                            1,798,250         1,436,989         3,265,787         2,864,102
                                                          -----------       -----------       -----------       -----------
      Total non interest expenses                         $ 5,588,103       $ 5,111,687       $11,246,063       $10,674,904
                                                          -----------       -----------       -----------       -----------


Income before income taxes                                $ 5,966,636       $ 5,589,956       $11,959,251       $10,827,277
Provision for income taxes                                  2,090,848         2,365,772         4,692,380         4,513,498
                                                          -----------       -----------       -----------       -----------
      Net  Income                                         $ 3,875,788       $ 3,224,184       $ 7,266,871       $ 6,313,779
                                                          -----------       -----------       -----------       -----------


Average number of common shares
  outstanding                                               5,013,013         5,030,170         5,012,195         5,033,365
                                                          -----------       -----------       -----------       -----------

Net income per average share                              $      0.77       $      0.64       $      1.45       $      1.25
                                                          -----------       -----------       -----------       -----------

Dividends per share of common stock                       $      0.35       $      0.30       $      0.70       $      0.60
                                                          -----------       -----------       -----------       -----------

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                           Merchants New York Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                      Periods ended June 30, 1997 and 1996


                                                      1997             1996
                                                 -------------    -------------

Capital stock:
   Balance at beginning of year                  $       4,988            4,982
   Shares issued through exercise
     of Employee Stock Options:
        7,105 shares  and  3,048 shares
          in 1997 and 1996, respectively                     6                2
                                                 -------------    -------------
     Balance at end of period                            4,994            4,984
                                                 =============    =============

Surplus:
     Balance at beginning of year                   23,749,629       23,626,181
     Excess  over par value on shares
         issued through the exercise
         of Employee Stock Option                      197,339           60,746
     Common stock issued from treasury
         stock for Stock Options                       (40,178)               0
                                                 =============    =============
     Balance at end of period                       23,906,790       23,686,927
                                                 =============    =============

Undivided profits:
     Balance at beginning of year                   72,915,689       66,719,678
     Net income                                      7,266,871        6,313,779
     Cash dividends paid                            (3,463,592)      (2,990,013)
                                                 -------------    -------------
     Balance at end of period                       76,718,968       70,043,444
                                                 =============    =============

Treasury stock:
     Balance at beginning of year                     (552,910)               0
     Repurchase of 58,281 shares of
         common stock                               (1,478,818)               0
     Common stock issued from treasury
         stock for Stock Options                        40,178                0
                                                 -------------    -------------
     Balance at end of period                       (1,991,550)               0
                                                 =============    =============

Net unrealized appreciation on securities
     available for sale, net of tax effect
     Balance at beginning of year                    7,418,236        9,803,762
     Changes during the period, net of tax             259,982       (4,436,601)
                                                 -------------    -------------
     Balance at end of period                        7,678,218        5,367,161
                                                 =============    =============

Stockholders' equity
     Balance at beginning of year                  103,535,632      100,154,603
     Changes during the period, net                  2,781,788       (1,052,087)
                                                 -------------    -------------
     Ending balance                              $ 106,317,420    $  99,102,516
                                                 =============    =============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                      Consolidated Statements of Cash Flows
                     Six Months ended June 30, 1997 and 1996

                                                                   1997             1996
                                                              -------------    -------------
Cash flows from operating activities:
Net income                                                    $   7,266,871    $   6,313,779
                                                              -------------    -------------
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                        486,353          455,735
Amortization of premium, net of discounts                         2,776,740        2,352,226
Provision for loan losses                                           500,000          200,000
Gains on sales                                                      (21,901)        (364,084)
Discounted rental on leases                                         (26,334)         (20,718)
Increase (decrease) in unearned discounts                            29,364          (17,557)
Increase in taxes payable                                           117,382           57,098
Increase in interest receivable                                    (308,446)        (356,548)
Increase (decrease) in interest payable                           1,605,222         (531,388)
Decrease  in accrued expenses                                      (504,825)        (608,493)
Increase in other assets                                           (128,800)      (1,218,286)
Increase in other liabilities                                       369,734          421,615

                                                              -------------    -------------
    Net cash provided by operating activities                    12,161,360        6,683,379
                                                              -------------    -------------

Cash flows from investing activities:
Net decrease in federal funds sold                               26,000,000       43,000,000
Proceeds from redemptions of securities available for sale       58,565,112       65,996,653
Proceeds from sales of securities available for sale             10,175,000       49,605,756
Purchase of securities available for sale                      (140,348,023)    (102,852,364)
Proceeds from redemptions of investment securities               14,097,480       10,510,326
Purchase of investment securities                               (13,505,601)    (118,755,681)
Net (increase) decrease in customer loans                       (26,611,313)       4,106,416
Net increase in bank premises and equipment                        (355,806)        (724,642)

                                                              -------------    -------------
    Net cash used by investing activities                       (71,983,151)     (49,113,536)
                                                              -------------    -------------

Cash flows from financing activities:
Net decrease in demand deposits, NOW, savings
    and money market accounts                                   (38,068,395)     (16,078,759)
Net increase (decrease) in certificates of deposits               1,535,183       (3,496,158)
Net increase in Federal funds purchased                          39,000,000                0
Net increase in securities sold under repurchase agreements      50,000,000       41,935,000
Net increase in demand notes to U.S. Treasury                    12,800,961       16,142,684
Proceeds from issuance of common stock                              157,167           60,748
Purchases of treasury stock                                      (1,438,640)               0
Dividends paid                                                   (3,463,592)      (2,990,012)

                                                              -------------    -------------
    Net cash provided by financing activities                    60,522,684       35,573,503
                                                              -------------    -------------

Net increase (decrease) in cash and cash equivalents                700,893       (6,856,654)
Cash and cash equivalents at beginning of the period             57,840,059       50,919,219
                                                              =============    =============
Cash and cash equivalents at end of the  period               $  58,540,952    $  44,062,565
                                                              =============    =============

Supplemental disclosure of cash flow information:
Interest paid                                                 $  17,211,037    $  15,982,169
Taxes paid                                                        4,574,998        4,456,400


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp), its wholly owned subsidiary, The Merchants Bank of New York (the Bank) and as of April, 1997, the Bank's subsidiary, Merchants Capital Corp. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of June 30, 1997 and 1996 are unaudited. However, in management's opinion, all adjustments, which consist of normal accruals necessary for the fair presentation of such periods, have been made. Certain reclassifications have been made to the 1996 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1996.

2. In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS). The objectives are to simplify the computation of EPS and to make the United States EPS standard more compatible with that of other countries. It will be effective for financial statements issued after 12/15/97. Earlier application is not permitted, but restatement of prior periods earnings per share data is required. For the quarter ended June 30, 1997, EPS was $.77 per share, as compared to $.79 per share using SFAS No. 128 calculation. As of March 31, 1997, the EPS was $.68 per share for both, using the calculation as required by SFAS No. 128, compared to the current method, as proscribed by APB Opinion 15. Management does not anticipate any material change at the time of implementation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 Part I - Item 2

Three months ended June 30, 1997 compared with Three months ended June 30, 1996

Interest on investments increased by $1.7 million to $13.3 million for the second quarter of 1997, as compared to $11.6 million in 1996. Virtually all of the increase was contributed by higher volume. The major factors contributing to the increase were the reinvesting of funds from paydowns on mortgage backed securities and maturities as well as the Repo funded higher portfolio balances. The investment portfolio average for the quarter increased $103 million to $775.9 million in 1997, from $672.9 million in 1996.

Loan interest income increased in the second quarter of 1997 by $1.2 million to $7 million from $5.8 million for the same period in 1996. $1 million is attributable to higher loan volume and $200,000 is from higher rates. The prime rate increased to 8.50% in the second quarter of 1997, from 8.25% for the same time period in 1996. Average quarterly loan outstandings increased $45.3 million to $306.3 million in 1997 from $261 million in 1996.

Interest expense on interest bearing deposits increased to $7.4 million for the second quarter of 1997, with $6.4 million in the same period in 1996. Increases in deposits caused the upswing in expense of $800,000, with $200,000, due to higher rates. Average interest bearing deposits increased by $68.2 million to $637.9 million in 1997, from $569.7 million in 1996.

Interest expense on repurchase agreements increased by almost $900,000 as of the quarter ending June 30, 1997 to $2.3 million as compared to $1.4 million for the same period in 1996. $800,000 of the increase is attributable to a greater volume, with $100,000 from higher rates. There was an increase in average repurchase agreements to $159.4 million in 1997 from $106.2 million in 1996, with these funds being used to support the larger investment portfolio. The increase of $131,000 in interest expense for Federal funds purchased and U. S. Treasury Demand Notes is attributable to higher borrowings to equalize cash flows. Average Federal funds purchased and U. S. Treasury Demand Notes increased by $9.7 million, to $22.2 million from $12.5 million last year.

Noninterest income increased $60,000 from $1.24 million at June 30, 1996 to $1.3 million at June 30, 1997. This was primarily attributable to $64,000 from International Operations in 1997 versus 1996.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Three months ended June 30, 1997 compared with Three months ended
June 30, 1996(Continued)

Noninterest expense increased to $5.6 million or almost $500,000 more than the 1996 results of $5.1 million. This stemmed principally from a $32,000 increase in occupancy and equipment costs of moving a lending division to our Madison Avenue location, an increase of $82,000 in salaries and benefits, a $221,000 increase in professional fees for various services, plus $26,000 in higher FDIC insurance expense.

Income tax expense decreased by $275,000 for the second quarter 1997 versus 1996, as the result of tax planning, which became effective this quarter.

An addition of $250,000 was made to the provision for loan losses for the second quarter of 1997, versus $100,000 in 1996.

                                            Quarter  ending
                                            ---------------
ALLOWANCE FOR LOAN LOSSES                6/30/97           6/30/96
------------------------------------------------------------------
                                             (In thousands)
Balance at beginning of quarter .....   $   6,000            6,649
Provision for loan losses............         250              100
Charge offs..........................           0             (923)
Recoveries
  Commercial.........................          82              656
  Installment........................           0                1
                                        --------------------------
Total................................   $   6,332            6,483
                                        ==========================

Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. At June 30, 1997, our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The Bank's allowances for loan losses at June 30, 1997 was 2.07% of average loans, with 2.48% at June 30, 1996. In addition to non-accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Six months ended June 30, 1997 compared with six months ended June 30, 1996

Interest on investments increased by $3.7 million to $26.6 million for the period ending June 30, 1997, as compared to $22.9 million in the same period in 1996. Substantially all of the increase was contributed by higher volume. The rise is the result of an expanded program to generate greater profitability from investments. The investment portfolio average increased $106.6 million to $761.8 million in 1997, from $655.2 million in 1996.

Loan interest income increased by $1.8 million to $13.2 million from $11.4 million, with substantially all of the change due to increased volume. The prime rate increased slightly to 8.38% in 1997, from an average of 8.30% in 1996. Average loan outstandings increased to $292.5 million in 1997 from $254.7 million in 1996.

Interest expense on interest bearing deposits increased by $1.7 million, to $14.5 million as compared to $12.8 million, for the first half of 1997 versus 1996. $1.6 million of the expense is attributable to increased volume of deposits, centered primarily on certificates of deposit. Average interest bearing deposits increased by almost $70 million to $635.3 million in 1997, from $565.6 million in 1996.

Interest expense on repurchase agreements increased as of June 30, 1997 to $3.7 million as compared to $2.4 million for the same period in 1996. Virtually all of the increase is attributable to volume. There was an increase in average repurchase agreements to $132 million in 1997 from $89 million in 1996, to fund higher investments and loans. Other interest expense (which includes U. S. Treasury Demand Notes and Federal funds purchased) increased by $324,000 in 1997 to $605,000 versus $281,000 in 1996, as the U. S. Treasury made more funds available through the tax withholding program.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Six months ended June 30, 1997 compared with six months ended
June 30, 1996 (continued)

Noninterest income was $2.5 million versus $2.7 million in 1996, as a result of $342,000 less in gains on sales of securities, which were sold in 1996, so as to reinvest the funds at higher interest rates.

Noninterest expense was increased by approximately $570,000 to $11.2 million from $10.6 million for 1997 and 1996, respectively. This partially originated from $230,000 in professional fees, $105,000 in higher pension contributions, $50,000 in greater FDIC premiums and $55,000 in increased occupancy cost.

Income taxes increased by $179,000 to $4.7 million due to increased profitability.

Loan Losses and Non-Performing Assets

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more past due. Those loans past due 90 days or more and that are still accruing are either well secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or are charged off.

The following table sets forth certain information with respect to the loan loss experience for the year to date June 30, 1997 and 1996.


                                                 Year To Date
                                                 ------------
ALLOWANCE FOR LOAN LOSSES                 6/30/97           6/30/96
-------------------------------------------------------------------
                                                (In thousands)
Balance at beginning of period .....    $   5,617            6,484

Provision for loan losses...........          500              200
Charge offs.........................            0             (923)
Recoveries
  Commercial........................          211              721
  Installment.......................            4                1
                                        --------------------------
Total...............................    $   6,332            6,483
                                        ==========================

                           MERCHANTS NEW YORK BANCORP

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS(Continued)

Six months ended June 30, 1997 compared with six months ended
June 30, 1996 (continued)

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                       As of
                                                       -----
NON-ACCRUAL & PAST DUE LOANS                  6/30/97         6/30/96
---------------------------------------------------------------------
                                                  (In thousands)
 Non-accrual loans..................      $    1,307           3,155
 Loans past due more than 90 days
     & still accruing...............           2,655           1,700

 Restructured loans.................               0               0
                                          --------------------------
         Total......................      $    3,962           4,855
                                          ==========================
 Non-accrual loans as a % of reserve            20.6%           48.7%
 Non-accrual loans as a % of total
     avg loans......................              .4             1.2
 Interest income that would have
    been earned on nonaccrual loans       $     54              64

Interest income that would have been earned on nonaccrual (impaired) loans is considered insignificant.

Liquidity

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At June 30, 1997, average cash and short term investments totaled $58.5 million and accounted for 4.9% of the Bank's total average assets, as compared with $51.1 million or 5.1% as of June 30, 1996. Scheduled loan payments and payments of principal and interest from the investment portfolio provide additional liquidity. Sales of securities as of June 30, 1997, were $10.2 million, with $49.6 million for the same period in 1996. $74.8 million was received for the first and second quarters of 1997 from maturities and principal paydowns, net of amortization, with $76.5 million recorded during the same period in 1996. In 1997, purchases of investments were $153.8 million, with $221.6 million in 1996.

                           MERCHANTS NEW YORK BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $863.3 million for the six months ended June 30, 1997, with $773.2 million for the same period last year. The Bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 26% and 27% of total deposits in 1997 and 1996, respectively.

Bancorp's cash needs consist primarily of dividends, which were $1,736,079 and $1,727,513 in the second and first quarters of 1997, respectively. For the same periods in 1996, $1,495,315 and $1,494,697 were paid.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $76.7 million at 6/30/97 as compared to $70 million for the prior year. The Bank's Board of Directors declared and paid a dividend of $.35 per share for the first and second quarters of 1997, which was an increase of almost 17% above the $.30 dividend for the first and second quarters of 1996.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 8%. The Bank was also in excess of the required leverage ratio of 4%, with 8.38% for the second quarter of 1997, and 9.21% for the same period in 1996.

There was an overall increase of $7.2 million in capital from June 30, 1996 to June 30, 1997. Increases of $2.3 million are attributable to the change in market value of the available for sale securities (net of tax effect), with increases of $6.7 million generated by retained earnings after dividends were paid, which were offset with a decrease of almost $2 million due to Treasury stock purchases.

                           MERCHANTS NEW YORK BANCORP

                                Required     6/30/97      6/30/96
                                ---------------------------------
Tier I Capital Ratio..........    4.00%       19.25%       21.73%
Total Capital Ratio...........    8.00        20.50        22.98
Leverage Ratio................    4.00         8.38         9.21

                                     PART II

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Bancorp, was held on April 30, 1997 at 12:00 noon for the following purposes:

1. To elect twelve directors to serve until the next Annual Meeting of Stockholders and/or until their successors are elected and qualified. All served the prior year.

Charles J. Baum
William J. Cardew
Rudolf H. Hertz
Isidore Karten
James G. Lawrence
Robinson Markel
Paul Meyrowitz
Alan Mirken
Mitchell J. Nelson
Leonard Schlussel
Charles I. Silberman
Spencer B. Witty

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

                                    MERCHANTS NEW YORK BANCORP, INC.
                                    Registrant


Date: August 12, 1997               /s/ James G. Lawrence
                                    -------------------------------
                                    James G. Lawrence
                                    President & Chief Executive Officer


Date: August 12, 1997               /s/ Nancy J. Ostermann
                                    -------------------------------
                                    Nancy J. Ostermann
                                    Vice President and Comptroller