Form 10-Q
period 1997-09-30
MERCHANTS NEW YORK BANCORP INC
filed 1997-11-13
CIK 884383

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

For the quarter ended                               Commission File No.  0-22058
 September 30, 1997

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3650812
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

   275 Madison Avenue, New York, N.Y.                    10016-0001
(Address or principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: (212)973-6600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_     No ___

     As of September 30, 1997, there were 4,835,404 shares of common stock outstanding, the Registrant's only class of stock.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                           Consolidated Balance Sheets
                                  Part I Item 1

                                                           September 30,    December 31,
                                                               1997             1996
                                                          --------------   --------------
Assets

Cash and due from banks                                   $   49,707,477       57,840,059
Federal funds sold                                            11,000,000       26,000,000
Securities available for sale, at market value               568,149,298      561,600,523
Investment securities                                        193,200,434      166,908,260

Loans, net of unearned discounts                             376,068,138      297,080,725
    Less allowance for loan losses                             6,872,295        5,616,971
                                                          --------------   --------------
          Total loans, net                                   369,195,843      291,463,754

Bank premises and equipment                                    7,114,460        6,767,568
Customers' liability on acceptances                           15,065,900       13,806,691
Intangible asset                                                 600,000          685,714
Other assets                                                  13,774,166       12,726,132
                                                          --------------   --------------
          Total Assets                                    $1,227,807,578    1,137,798,701
                                                          --------------   --------------
Liabilities and Stockholders' Equity

Liabilities
Deposits:
    Demand                                                $  217,278,372      253,695,143
    NOW                                                       40,546,274       44,431,219
    Savings                                                   24,153,423       24,763,303
    Money market                                             141,767,141      146,168,644
    Time                                                     417,932,522      406,635,101
                                                          --------------   --------------
               Total deposits                                841,677,732      875,693,410

Securities sold under repurchase agreements                  210,000,000      120,000,000
Other short-term borrowings                                   38,535,730        7,199,039
Acceptances outstanding                                       15,065,900       13,806,691
Other liabilities                                             16,789,360       17,563,929
                                                          --------------   --------------
          Total Liabilities                                1,122,068,722    1,034,263,069

Stockholders' Equity
Capital stock $.001 par value per share;
    10,000,000 authorized shares;
    4,994,666 and 4,987,561 issued & outstanding
    in 1997 and 1996, respectively                                 4,995            4,988
Surplus                                                       23,771,247       23,749,629
Undivided profits                                             79,138,011       72,915,689
Less  Treasury stock at cost (159,262 and 17,890 shares
    in 1997 and 1996, respectively)                            6,681,120          552,910
Net unrealized appreciation on investments available
    for sale, net of tax effect                                9,505,723        7,418,236
Commitments and contingent liabilities
                                                          --------------   --------------
          Total Stockholders' Equity                         105,738,856      103,535,632

                                                          --------------   --------------
          Total Liabilities and Stockholders' Equity      $1,227,807,578    1,137,798,701
                                                          --------------   --------------

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                        Consolidated Statements of Income

                                                                     Three Months Ended          Nine Months Ended
                                                                   Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                                     1997          1996          1997          1996
                                                                  -----------   -----------   -----------   -----------
Interest and Dividend Income
   Interest on loans                                              $ 8,039,203   $ 6,582,373   $21,279,227   $18,027,182
   Interest and dividends on investment securities:
      Taxable                                                      12,533,853    11,323,030    36,951,380    31,989,501
      Non-taxable                                                   1,068,431     1,075,640     3,244,379     3,259,471
   Interest on federal funds                                           45,924         5,861       206,444       167,188
                                                                  -----------   -----------   -----------   -----------
      Total interest and dividend income                          $21,687,411   $18,986,904   $61,681,430   $53,443,342
                                                                  -----------   -----------   -----------   -----------

Interest Expense
   Interest on deposits                                             7,303,493     6,530,099    21,781,301    19,326,797
   Interest on federal funds purchased                                176,178       180,399       508,048       408,394
   Interest on securities sold under repurchase agreements          3,080,403     2,082,319     6,773,037     4,502,713
   Interest on other short-term borrowings                            246,480       106,588       519,605       159,533
                                                                  -----------   -----------   -----------   -----------
      Total interest expense                                      $10,806,554   $ 8,899,405   $29,581,991   $24,397,437
                                                                  -----------   -----------   -----------   -----------

      Net Interest Income                                         $10,880,857   $10,087,499   $32,099,439   $29,045,905
   Provision for possible loan losses                                 500,000       400,000     1,000,000       600,000
                                                                  -----------   -----------   -----------   -----------
      Net int. inc. after provision for loan losses               $10,380,857   $ 9,687,499   $31,099,439   $28,445,905
                                                                  -----------   -----------   -----------   -----------
Non Interest Income
   Service fee and other charges                                      321,856       348,470       970,782       990,516
   International department services                                  728,703       628,840     2,030,908     1,807,449
   Fee income                                                         326,623       304,241       840,321       796,964
   Other income                                                             0         7,551             0        73,863
   Investment sales - net gains                                             0         8,312        21,901       372,396
                                                                  -----------   -----------   -----------   -----------
      Total non interest income                                   $ 1,377,182   $ 1,297,414   $ 3,863,912   $ 4,041,188
                                                                  -----------   -----------   -----------   -----------
Non Interest Expenses
   Salaries and employee benefits                                   3,008,688     2,913,966     9,310,988     9,136,589
   Net occupancy                                                      643,687       641,433     1,949,684     1,900,264
   Equipment                                                          201,997       177,430       573,974       506,777
   Other expenses                                                   1,659,731     1,356,013     4,925,518     4,220,114
                                                                  -----------   -----------   -----------   -----------
      Total non interest expenses                                 $ 5,514,103   $ 5,088,842   $16,760,164   $15,763,744
                                                                  -----------   -----------   -----------   -----------

Income before income taxes                                        $ 6,243,936   $ 5,896,071   $18,203,187   $16,723,349
Provision for income taxes                                          1,890,731     2,117,829     6,583,111     6,631,327
                                                                  -----------   -----------   -----------   -----------
      Net Income                                                  $ 4,353,205   $ 3,778,242   $11,620,076   $10,092,022
                                                                  -----------   -----------   -----------   -----------

Average number of common shares outstanding                         4,951,921     5,026,981     4,991,074     5,031,895
                                                                  -----------   -----------   -----------   -----------

Net income per average share                                      $      0.88   $      0.75   $      2.33   $      2.00
                                                                  -----------   -----------   -----------   -----------

Dividends per share of common stock                               $      0.40   $      0.35   $      1.10   $      0.95
                                                                  -----------   -----------   -----------   -----------

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                    Periods ended September 30, 1997 and 1996

                                                                            1997             1996
                                                                       -------------    -------------
Capital stock:
   Balance at beginning of year                                        $       4,988            4,982
   Shares issued through exercise of Employee Stock Options:
      7,105 shares and 3,198 shares in 1997 and 1996, respectively               7                2
                                                                       -------------    -------------
   Balance at end of period                                                    4,995            4,984
                                                                       =============    =============


Surplus:
   Balance at beginning of year                                           23,749,629       23,626,181
   Excess over par value on shares issued through the exercise
      of Employee Stock Option                                               385,739           63,708
   Common stock issued from treasury stock for Stock Options:
      11,953 shares  in 1997                                                (364,121)               0
                                                                       -------------    -------------
   Balance at end of period                                               23,771,247       23,689,889
                                                                       =============    =============
Undivided profits:
   Balance at beginning of year                                           72,915,689       66,719,678
   Net income                                                             11,620,076       10,092,022
   Cash dividends paid                                                    (5,397,754)      (4,734,548)
                                                                       -------------    -------------
   Balance at end of period                                               79,138,011       72,077,152
                                                                       =============    =============
Treasury stock:
   Balance at beginning of year                                             (552,910)               0
   Repurchase of 159,262 shares of common stock                           (6,492,331)               0
   Common stock issued from treasury stock for Stock Options:
      11,953 shares  in 1997                                                 364,121                0
                                                                       -------------    -------------
   Balance at end of period                                               (6,681,120)               0
                                                                       =============    =============
Net unrealized appreciation on securities
   available for sale, net of tax effect
   Balance at beginning of year                                            7,418,236        9,803,762
   Changes during the period, net of tax                                   2,087,487       (4,080,278)
                                                                       -------------    -------------
   Balance at end of period                                                9,505,723        5,723,484
                                                                       =============    =============
Stockholders' equity
   Balance at beginning of year                                          103,535,632      100,154,603
   Changes during the period, net                                          2,203,224        1,340,906
                                                                       -------------    -------------
   Ending balance                                                      $ 105,738,856    $ 101,495,509
                                                                       =============    =============

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                      Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and 1996


                                                                        1997             1996
                                                                    -------------    -------------
Cash flows from operating activities:
   Net income                                                       $  11,620,076    $  10,092,022
                                                                    -------------    -------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                        751,092          689,735
      Amortization of premium, net of discounts                         3,874,614        3,492,377
      Provision for loan losses                                         1,000,000          600,000
      Gains on sales                                                      (21,901)        (372,396)
      Discounted rental on leases                                         (39,501)         (31,077)
      Increase in unearned discounts                                        8,538           26,247
      Increase (decrease) in taxes payable                                158,173         (299,929)
      Increase in interest receivable                                    (614,014)        (752,043)
      Increase (decrease) in interest payable                              64,572       (1,155,175)
      Decrease in accrued expenses                                       (422,158)        (445,472)
      Increase in other assets                                           (434,019)        (270,894)
      Increase in other liabilities                                       227,136          275,731
                                                                    -------------    -------------
          Net cash provided by operating activities                    16,172,608       11,849,126
                                                                    -------------    -------------
Cash flows from investing activities:
      Net decrease in federal funds sold                               15,000,000       47,000,000
      Proceeds from redemptions of securities available for sale       90,656,410       96,773,877
      Proceeds from sales of securities available for sale             10,175,000       60,909,980
      Purchase of securities available for sale                      (142,895,228)    (132,553,031)
      Proceeds from redemptions of investment securities               25,194,192       16,487,306
      Purchase of investment securities                               (18,399,115)    (121,907,310)
      Net increase in customer loans                                  (78,740,626)     (54,277,927)
      Net increase in bank premises and equipment                      (1,012,271)        (905,661)
                                                                    -------------    -------------
          Net cash used by investing activities                      (100,021,638)     (88,472,766)
                                                                    -------------    -------------
Cash flows from financing activities:
      Net decrease in demand deposits, NOW, savings
      and money market accounts                                       (45,313,099)     (16,428,679)
      Net increase in certificates of deposits                         11,297,421       27,450,903
      Net increase in securities sold under repurchase agreements      90,000,000       44,935,000
      Net increase in other short-term borrowings                      31,236,465       20,000,000
      Proceeds from issuance of common stock                               21,625           63,710
      Purchase of treasury stock                                       (6,128,210)               0
      Dividends paid                                                   (5,397,754)      (4,734,548)
                                                                    -------------    -------------
          Net cash provided by financing activities                    75,716,448       71,286,386
                                                                    -------------    -------------

Net decrease in cash and cash equivalents                              (8,132,582)      (5,337,254)
Cash and cash equivalents at beginning of the period                   57,840,059       50,919,219
                                                                    =============    =============
Cash and cash equivalents at end of the period                      $  49,707,477    $  45,581,965
                                                                    =============    =============
Supplemental disclosure of cash flow information:
      Interest paid                                                 $  29,517,418    $  25,552,612
      Taxes paid                                                        6,424,938        6,931,257

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp), its wholly owned subsidiary, The Merchants Bank of New York (the Bank) and as of April, 1997, the Bank's subsidiary, Merchants Capital Corp. All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of September 30, 1997 and 1996 are unaudited. However, in management's opinion, all adjustments, which consist of normal accruals necessary for the fair presentation of such periods, have been made. Certain reclassifications have been made to the 1996 financial statements to conform to current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10-K, for the year ended December 31, 1996.

2. In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS). The objectives are to simplify the computation of EPS and to make the United States EPS standard more compatible with that of other countries. It will be effective for financial statements issued after December 15, 1997. Earlier application is not permitted, but restatement of prior periods earnings per share data is required. For the quarter ending September 30, 1997, the EPS was $.90 per share, using the calculation as required by SFAS No. 128, as compared to $.88 per share using the current method, as proscribed by APB Opinion 15. Management does not anticipate any material change at the time of implementation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                 Part I - Item 2

Three months ended September 30, 1997 compared with Three months ended September 30, 1996

Interest on investments increased by $1.2 million to $13.6 million for the third quarter of 1997, as compared to $12.4 million in 1996. Virtually all of the increase was contributed by higher volume. The major factors contributing to the increase were the reinvesting of funds from paydowns on mortgage backed securities and maturities as well as the collateralized short term borrowings, which produced higher portfolio balances. The investment portfolio average for the quarter increased $67.2 million to $764.7 million in 1997, from $697.5 million in 1996.

Loan interest income increased in the third quarter of 1997 by $1.5 million to $8 million from $6.5 million for the same period in 1996. $1.3 million is attributable to higher loan volume and about $200,000 is from higher rates. The prime rate increased to 8.50% in the third quarter of 1997, from 8.25% for the same time period in 1996. Average quarterly loan outstandings increased $58.2 million to $346.9 million in 1997 from $288.7 million in 1996.

Interest expense on interest bearing deposits increased to $7.3 million for the third quarter of 1997, with $6.5 million in the same period in 1996. Increases in deposits caused the upswing in expense of a little over $500,000, with almost $300,000, due to higher rates. Average interest bearing deposits increased by $39.9 million to $614.5 million in 1997, from $574.6 million in 1996.

Interest expense on securities sold under repurchase agreements (repos) increased by $1 million as of the quarter ending September 30, 1997 to $3 million as compared to $2 million for the same period in 1996. $900,000 of the increase is attributable to a greater volume, with $100,000 from higher rates. There was an increase in average repos to $206.7 million in 1997 from $148.7 million in 1996, with these funds being used to support the larger investment and loan portfolios. Other short term borrowings interest cost(U. S. Treasury Demand notes and Federal Home Loan Bank advances) increased by $140,000 to $246,000 in 1997, with an average balance increase of $9.2 million to $17.3 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Three months ended September 30, 1997 compared with Three months ended September 30, 1996(Continued)

Non-interest income increased by just under $100,000 from $1.3 million at September 30, 1996 to $1.4 million at September 30, 1997. This was primarily attributable to increases in the International Department fees in 1997 versus 1996.

Non-interest expense increased to $5.5 million or $425,000 more than the 1996 results of $5.1 million. This stemmed principally from a $27,000 increase in occupancy and equipment costs of moving a lending division to our Madison Avenue location, an increase of $94,000 in salaries and benefits due mainly to pension costs, a $178,000 increase in professional fees for various services, plus $26,000 in higher FDIC fees for the Saving and Loan bailout program.

Income tax expense decreased by $227,000 for the third quarter 1997 versus 1996, as the result of tax planning, which became effective in the second quarter of 1997.

An addition of $500,000 was made to the provision for loan losses for the third quarter for 1997, versus $400,000 for the same period in 1996.

                                                             Quarter ending
                                                             --------------
ALLOWANCE FOR LOAN LOSSES                                 9/30/97       9/30/96
-------------------------------------------------------------------------------
                                                             (In thousands)
Balance at beginning of quarter .....................    $   6,332        6,483
Provision for loan losses ...........................          500          400
Charge offs .........................................            0       (1,073)
Recoveries
  Commercial ........................................           40          205
  Installment .......................................            0            1
                                                         ----------------------
Total ...............................................    $   6,872        6,016
                                                         ======================

Our loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. At September 30, 1997, our level of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The Bank's allowances for loan losses at September 30, 1997 and 1996 was 2% of average loans. In addition to non-accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

Interest on investments increased by $5 million to $40.2 million for the period ending September 30, 1997, as compared to $35.2 million in the same period in 1996. Substantially all of the increase was contributed by higher volume. The rise is the result of an expanded program to generate greater profitability from investments. The investment portfolio average increased $93.6 million to $763 million in 1997, from $669.4 million in 1996.

Loan interest income in 1997 increased by $3.3 million to $21.3 million from $18 million in 1996, with substantially all of the change due to increased volume. The prime rate increased to 8.42% in 1997, from an average of 8.28% in 1996. Average loan outstandings increased to $310.9 million in 1997 from $266.1 million in 1996.

Interest expense on interest bearing deposits increased by $2.5 million, to $21.8 million as compared to $19.3 million, for the nine months of 1997 versus 1996. $2.1 million of the expense is attributable to increased volume of deposits, centered primarily on certificates of deposit. The rate increase was almost $400,000. Average interest bearing deposits increased by $57.9 million to $626.5 million in 1997, from $568.6 million in 1996.

Interest expense on securities sold under repurchase agreements (repos) increased by $2.3 million as of the quarter ending September 30, 1997 to $6.8 million as compared to $4.5 million for the same period in 1996. $2.1 million of the increase is attributable to a greater volume, with $200,000 from higher rates. There was an increase in average repos to $157.2 million in 1997 from $109.1 million in 1996, with these funds being used to support the larger investment and loan portfolios. Other short term borrowings interest cost (U. S. Treasury Demand notes and Federal Home Loan Bank advances) increased by $360,000 to $520,000 in 1997, with an average balance increase of $8.8 million to $12.8 million. The increase of $100,000 in interest expense for Federal funds purchased is attributable to higher short term borrowings to equalize cash flows. Average Federal funds purchased (which are generally overnight funds) increased by $2.1 million, to $11.9 million from $9.8 million last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996 (continued)

Non-interest income was $3.9 million versus $4 million in 1996, as a result of $350,000 less in gains on sales of securities, which were sold in 1996, so as to reinvest the funds at higher interest rates, offset by an increase of $223,000 in International Department fees.

Noninterest expense was increased by almost $1 million to $16.8 million from $15.8 million for 1997 and 1996, respectively. This partially originated from $405,000 in professional fees, $157,000 in higher pension contributions, $76,000 in higher FDIC fees for the Saving and Loan bailout program and $116,000 in increased occupancy and equipment cost.

Income taxes remained at $6.6 million for the nine months ended September 30, 1997 and 1996, due to tax planning, although we have increased profitability.

Loan Losses and Non-Performing Assets

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more past due. Those loans past due 90 days or more and that are still accruing are either well secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or are charged off.

The following table sets forth certain information with respect to the loan loss experience for the year to date September 30, 1997 and 1996.

                                                              Year To Date
                                                              ------------
ALLOWANCE FOR LOAN LOSSES                                 9/30/97       9/30/96
-------------------------------------------------------------------------------
                                                             (In thousands)
Balance at beginning of period ......................    $   5,617        6,484

Provision for loan losses ...........................        1,000          600
Charge offs .........................................            0       (1,996)
Recoveries
  Commercial ........................................          251          927
  Installment .......................................            4            1
                                                         ----------------------
Total ...............................................    $   6,872        6,016
                                                         ======================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996 (continued)

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                                  As of
                                                                  -----
NON-ACCRUAL & PAST DUE LOANS                              9/30/97       9/30/96
-------------------------------------------------------------------------------
                                                             (In thousands)
Non-accrual loans ....................................   $   1,673        3,677
Loans past due more than 90 days
    & still accruing .................................         655          135

Restructured loans ...................................           0            0
                                                         ----------------------
        Total ........................................   $   2,328        3,812
                                                         ======================
Non-accrual loans as a % of reserve ..................        24.3%        61.1%
Non-accrual loans as a % of total
    avg loans ........................................          .5          1.3
Interest income that would have
   been earned on nonaccrual loans ...................   $      89           87

Interest income that would have been earned on nonaccrual (impaired) loans is considered insignificant.

Liquidity

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At September 30, 1997, average cash and short term investments totaled $53.7 million and accounted for 4.6% of the Bank's total average assets, as compared with $49.2 million or 4.8% as of September 30, 1996. Scheduled loan payments and payments of principal and interest from the investment portfolio provide additional liquidity. Sales of securities as of September 30, 1997, were $10.2 million, with $60.9 million for the same period in 1996. $112 million was received for the first, second and third quarters of 1997 from maturities and principal pay downs from the investment portfolio, net of amortization, with $113.3 million recorded during the same period in 1996. In 1997, purchases of investments were $161.3 million, with $254.5 million in 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

On the liability side, the primary source of funds available to meet the liquidity needs is the Bank's core deposit base. The average balance of deposits was $850 million for the nine months ended September 30, 1997, with $772.2 million for the same period last year. The Bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 26.3% and 26.4% of total deposits in 1997 and 1996, respectively.

Bancorp's cash needs consist primarily of dividends, which were $1,934,162, $1,727,513 and $1,736,079 in the third, second and first quarters of 1997, respectively. For same periods in 1996, $1,744,535, $1,495,315 and $1,494,697 were paid.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $79.1 million at September 30,1997 as compared to $72 million for the prior year. Bancorp's Board of Directors declared and paid a dividend of $.35 per share for the first and second quarters of 1997, with an increase to $.40 for the third quarter. This was an increase of almost 17% above the $.30 dividend for the first and second quarter of 1996, with a 14% increase for the third quarter dividend of $.35.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 8%. The Bank was also in excess of the required leverage ratio of 4%, with 8.01% for the third quarter of 1997, and 8.98% for the same period in 1996.

There was an overall increase of $4.2 million in capital from September 30, 1996 to September 30, 1997. Increases of $3.8 million are attributable to the change in market value of the available for sale securities (net of tax effect), with increases of $7.1 million generated by retained earnings after dividends were paid, which were offset with a decrease of $6.7 million due to Treasury stock purchases.

                                         Required     9/30/97      9/30/96
Tier I Capital Ratio..................    4.00%        17.20%       19.56%
Total Capital Ratio...................    8.00         18.44        20.81
Leverage Ratio........................    4.00          8.01         8.98

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


                                    MERCHANTS NEW YORK BANCORP, INC.
                                    Registrant

Date: November 12, 1997             /s/ James G. Lawrence
                                    -----------------------------------
                                    James G. Lawrence
                                    President & Chief Executive Officer




Date: November 12, 1997             /s/ Nancy J. Ostermann
                                    -----------------------------------
                                    Nancy J. Ostermann
                                    Vice President and Comptroller