Form 10-K
period 1997-12-31
MERCHANTS NEW YORK BANCORP INC
filed 1998-03-27
CIK 884383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                           Commission File No. 0-22058
    December 31, 1997

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

                                 Title of Class:

                         Common Shares, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

     As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates was approximately $288,806,811.

     As of February 27, 1998, 9,678,492 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the 1997 Annual Report of Merchants New York Bancorp, Inc. are incorporated by reference in Part I, Part II and Part IV.

(2) Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, dated March 25, 1998 of Merchants New York Bancorp, Inc. are incorporated by reference in Part III.

================================================================================

                        MERCHANTS NEW YORK BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS............................................................  1

ITEM 2.  PROPERTIES.......................................................... 20

ITEM 3.  LEGAL PROCEEDINGS................................................... 20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 20

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS......................................... 21

ITEM 6.  SELECTED FINANCIAL DATA............................................. 21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................. 22

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 22

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY..................... 22

ITEM 11. EXECUTIVE COMPENSATION.............................................. 22

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................................... 22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 22

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K................................................. 23

         SIGNATURES  ........................................................ 24

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

     Cash dividends were commenced in 1932 and since then have been paid consecutively every quarter for the ensuing 65 years.

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

     The Bank furnishes lending and depository services to small and medium size commercial and industrial customers and to individuals. Loan facilities to these customers include short term loans, revolving credit arrangements, term loans, personal installment loans, and auto loans. Most of the Bank's business loans are short term. Lending is limited to the New York metropolitan area which includes the five boroughs, Westchester, Long Island, and Northern New Jersey. No single borrower or group of related borrowers is indebted to the Bank in the aggregate for an amount in excess of $10.4 million. The Bank's legal lending limit was in excess of $15 million at December 31, 1997.

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

     The Riegle-Neal Act of 1994 permits an adequately capitalized and managed bank holding company, with FRB approval, to acquire control of banks outside its principal state of operations, without regard to whether such acquisitions are permissible under state law (except that states may restrict out-of-state acquisitions of newly formed banks by prescribing a minimum time that a bank must have been in existence before it can be acquired by an out-of-state bank; this cannot be greater than five years.) No bank holding company may make an acquisition outside its principal state of operations which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissive limit is established, by a particular state).

     Riegle-Neal also allows banks to branch across state lines either by merging with banks in other states or by establishing new branches in other states. The provision relating to establishing new branches in another state requires a state's specific approval. The banking laws of New York provide that a New York bank chartered less than five years which is acquired by an out-of-state bank holding company generally may not be merged with other banks owned by that bank holding company, but that an out-of-state bank may branch into the state by merging with, or by acquiring one or more branches of, an existing New York bank. The banking laws of New York do not provide the specific approval for out-of-state banks to establish new branches in New York. The Company is unable to predict the ultimate impact of interstate banking on it or its competition.

     Additionally, Riegle-Neal prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries. Exceptions may be allowed in cases where the non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

     Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. 50% or more of the total capital is required to be "Tier 1 capital," consisting of common shareholder equity plus retained earnings, less certain goodwill items and intangible assets. The remainder ("Tier 2 capital") may consist of (a) an allowance for loan losses not to exceed 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments,
(d) perpetual debt, (e) mandatory convertible debt securities, and (f) subordinated debt and intermediate-term preferred stock limited for this purpose to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0% (no risk), 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These percentages represent the fraction of an asset's value that must be considered when computing the ratio of total capital to risk weighted assets. An asset with a zero risk weight need not be considered in computing the ratio. If an asset has a 20% risk weight, 20% of its value must be taken into account in computing the ratio. Half the value of a 50% risk weighted asset, and the full value of a 100% risk weighted asset, must be taken into account for this purpose.

     Risk weighting is fixed according to the degree of risk each asset represents. Most loans receive a risk weight of 100%, except for performing first mortgage loans fully secured by certain residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor with a 50% risk-weight. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and commitments (including commercial credit lines) with an initial maturity or more than one year have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term or unconditionally cancelable commitments have a 0% factor.

     The Company's management believes that the risk-weighting of assets under these guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank.

     In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier 1 capital leverage ratio, under which a bank holding company must maintain a minimum ratio of Tier 1 capital to average total consolidated assets of at least 4% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. The leverage capital ratio assists in the assessment of the capital adequacy of bank holding companies. Its principal objective is to place a constraint on the maximum degree to which a banking organization can leverage its equity capital base, even if it invests primarily in assets with low risk-weights.

     At December 31, 1997, the capital ratios of the Company and the Bank exceeded the FRB's minimum regulatory capital guidelines as follows:

                        Merchants New York Bancorp, Inc.

                                                                     Risked-Based Capital
                      Leverage Capital(1)                   Tier 1                         Total(2)
                  ----------------------------   ------------------------------------------------------------
                     Amount        Ratio             Amount        Ratio             Amount        Ratio
                  ----------------------------   ----------------------------    ----------------------------
                                                     (Dollars in Thousands)

     Actual         $96,679          8.03%            $96,679        18.61%            $102,846      19.80%

     Minimum
     requirement    48,159           4.00              20,780         4.00               41,554       8.00
                   ==========================      ==========================      ===========================
     Excess         $48,520          4.03%            $75,899        14.61%             $61,292      11.80%
                   ==========================      ==========================      ===========================

                         The Merchants Bank of New York

                      Leverage Capital(1)                   Tier 1                         Total(2)
                  ----------------------------   ------------------------------------------------------------
                     Amount        Ratio             Amount        Ratio             Amount        Ratio
                  ----------------------------   ----------------------------    ----------------------------
                                                     (Dollars in Thousands)
     Actual         $96,476          8.01%            $96,476        18.57%            $102,643      19.76%

     Minimum
     requirement    48,178           4.00              20,781         4.00               41,556       8.00
                   ==========================      ===========================     ==========================
     Excess         $48,298          4.01%            $75,695        14.57%             $61,087      11.76%
                   ==========================      ===========================     ==========================

(1) The leverage capital requirement is generally between 4.0% and 5.0% for all but the most highly-rated companies.

(2) The Company's Tier 1 capital includes stockholders' equity, net of intangible assets, and gross of unrealized securities valuation accounts. Total risk-based (Tier 2) capital includes Tier 1 capital plus the loan loss reserves.

     The capital adequacy guidelines also provide explicitly for consideration of interest rate risk in the overall evaluation of a bank's capital adequacy in order to ensure that banking institutions effectively measure and monitor their interest rate risk, and that they maintain adequate capital for the risk. Banking institutions deemed by the federal bank regulatory agencies to have excessive interest rate risk may be required to maintain additional capital.

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

     Various restrictions limit the extent to which the Bank can supply funds to the Company. The FRB limits the amount of dividends the Bank can pay the Company. Without prior approval, the maximum dividend payable to the Company in a single fiscal year is limited to the Bank's net profits for that year plus its retained earnings for the preceding two calendar years, less any required transfer to surplus. Further restrictions prevent the Company from borrowing from a Bank subsidiary unless the loans are secured in specified amounts. Without the prior approval of the FRB, secured loans, other transactions and investments between the Company and any Bank subsidiary are generally limited in amount to 10% of the Bank's capital and surplus. Federal law also requires that transactions between a Bank subsidiary and the Company, including extension of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the Bank subsidiary as those that apply or that would apply to comparable transactions with unaffiliated parties.

     As a consequence of the extensive regulation of the commercial banking business in the United States, the business of the Company and the Bank are particularly susceptible to changes in federal and state legislation and regulations which may increase the cost of doing business.

Lending Activities and Credit Risk Management

     The Bank's commercial and industrial loan portfolio represents approximately 94% of total loans. Loans in this category are typically made to small and medium sized businesses. Such loans typically range between $100,000 and $3 million, although larger loans are made on occasion, as the Bank's legal lending limit is in excess of $15 million. Loan proceeds are generally used for working capital and are seasonal in nature. In addition, the Bank supports the financing of the importation of merchandise through letters of credit and direct loans. The primary source of repayment is from the borrowers' conversion cycle of inventory and accounts receivable as well as profits and cash flows.

     The Bank's mortgage loan portfolio represents approximately 5% of gross loans and is secured by mortgages on real property located in the New York metropolitan area. Mortgage loans are made on an accommodation basis to current, well established customers or are on occasion made to a business for property which it is occupying. In the latter instance, full credit evaluation of the borrowers' financial status is done and the Bank does not rely solely on the collateral.

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

     As of December 31, 1997, the Bank's loans of $332 million, net of unearned discounts, represented 27% of total assets. The Bank has no foreign loans outstanding. The following table sets forth the composition of the Bank's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:

                                     1997          1996         1995          1994         1993
                                   --------      --------     --------      --------     ------
                                                           (In Thousands)
Commercial and industrial........   $312,967     $283,341     $256,620      $254,098     $272,664
Real estate - mortgage...........     15,723       10,941       11,276        11,205        7,694
Installment loans................      3,212        2,855        3,067         2,894        2,518
                                    --------     --------     --------      --------     --------
Gross loans......................    331,902      297,137      270,963       268,197      282,876
  Less:  unearned discounts......       (94)         (56)         (59)          (80)        (262)
                                    --------     --------     --------      --------     --------
Total (net of unearned
  discounts).....................   $331,808     $297,081     $270,904      $268,117     $282,614
                                    ========     ========     ========      ========     ========

     Approximately 46% of the current loan portfolio is outstanding to companies in the diamond, jewelry, furs and apparel industries. This includes loans to various types of companies such as wholesalers, retailers, manufacturers and casters. The Bank's portfolio is sensitive to downturns in the economy, since these items are purchased with disposable income. As of December 31, 1997, there are no categories of loans exceeding 10% of total loans except as shown in the above table. Substantially all of the Bank's loans are to borrowers in the New York metropolitan area.

     The following table sets forth the maturities of selected loans in the Bank's gross loan portfolio at December 31, 1997:

                                 Due One      Due One      Due After
                              Year or Less to Five Years   Five Years    Total
                              ------------ -------------   ----------    -----
                                                (In Thousands)
Commercial and industrial ...   $286,468      $ 21,120      $  5,379    $312,967
Real estate - mortgage ......      1,495        10,963         3,265      15,723
                                ========      ========      ========    ========
Total .......................   $287,963      $ 32,083      $  8,644    $328,690
                                ========      ========      ========    ========

Loans included in the above
which are due after one year,
which have:
Fixed interest rates ........                 $  4,971      $  3,742    $  8,713
Adjustable interest rates ...                   27,112         4,903      32,015
                                              ========      ========    ========
Total .......................                 $ 32,083      $  8,645    $ 40,728
                                              ========      ========    ========

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

     The Bank's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management's plan has been (i) to maximize the amount of loans having interest rates that move with prime rate changes (approximately 89% of the loan portfolio is in this category) and (ii) to invest a major portion of the investment portfolio in mortgage-backed securities which have a five to seven year average life and a constant cash flow return of principal which can be reinvested on a monthly basis (during 1997 this cash flow averaged $12 million per month). In addition, a substantial portion of the investment portfolio has been classified in the available-for-sale category to allow for sales to be made, when appropriate, to take advantage of interest rate arbitrage to improve future interest returns. As economic conditions change, management will modify the plan as necessary.

     One measure of the Bank's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1997, the Bank had a negative one-year gap of approximately (35%) of total interest-earning assets; that is, it had more interest-bearing liabilities than interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the decrease in interest income earned on assets. Conversely, in an increasing interest rate environment, a negative gap may result in an increase in the interest expense paid on liabilities that is more rapid than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-earning liabilities which will mature before interest-bearing assets, it does not indicate the extent to which they reprice. Therefore, at times, a negative gap may not increase earnings in a declining interest rate environment.

     The following table summarizes the Bank's interest rate sensitive assets and liabilities at December 31, 1997 according to the time periods in which they are expected to reprice, and the resulting gap for each time period:

                                          Less than        Three to          One to
                                            Three           Twelve            Five             Over
                                            Months          Months           Years          Five Years          Total
                                          ----------       ---------        --------        ----------         -------
                                                                  (Dollars in Thousands)
Interest-earning assets:
Federal funds sold....................      $67,000              $--              $--             $--          $67,000
U.S. government and
    agency obligations................       42,839         126,521          481,229           5,426           656,015
Obligations of states and political
    subdivisions......................        1,332           5,495           27,871          43,296            77,994
Other securities......................           --              --              125           8,369             8,494
Commercial and industrial loans:
    Fixed rate........................       20,184           3,634            2,680           3,099            29,597
    Adjustable rate...................      283,276              --               --              --           283,276
Real estate loans:
    Fixed rate........................          285             310            1,000             774             2,369
    Adjustable rate...................       13,354              --               --              --            13,354
Installment loans.....................          447           1,093            1,672              --             3,212
                                           --------        --------         --------         -------        ----------
    Total interest-earning assets.....     $428,717        $137,053         $514,577         $60,964        $1,141,311
                                           --------        --------         --------         -------        ----------
Interest-bearing liabilities:
  NOW accounts........................       47,296              --               --              --            47,296
  Savings accounts....................       24,736              --               --              --            24,736
  Money market accounts...............      145,336              --               --              --           145,336
  Time deposits.......................      222,985         178,305           17,867              --           419,157
Securities sold under repurchase
    agreements........................      125,000          35,000               --              --           160,000
Other short term borrowing............       12,180          20,000               --              --            32,180
                                           --------        --------         --------         -------        ----------
    Total interest-bearing liabilities.    $577,533        $233,305          $17,867             $--          $828,705
                                           --------        --------         --------         -------        ----------
Net interest sensitivity gap..........    (148,816)        (96,252)          496,710          60,964           312,606
Cumulative gap position...............    (148,816)       (245,068)          251,642         312,606
Cumulative gap/total
    interest-earning assets...........     (13.04%)        (21.47%)           22.05%          27.39%
                                          =========       ========          ========         =======


     Mortgage backed securities have been adjusted for weighted average maturity dates and prepayments. All securities are disclosed at book values. Prepayments and scheduled payments have been estimated for the loan portfolio based on the Bank's historical experience. Non-accrual loans are included in the table at their original contractual maturities. Savings account and NOW account repricings are based on the Bank's historical repricing experience and management's belief that these accounts are not highly sensitive to changes in interest rates.

Asset Quality

     Management continually reviews delinquent loans to adequately assess problem situations and to quickly and efficiently remedy these problems whenever possible. When a loan becomes past due (when it is past due 90 days) and doubt exists as to the ultimate collection of principal or interest, the accrual of interest is discontinued. Any accrued but unpaid interest on such loans is charged against current earnings. Non-accrual loans at December 31, 1997 were $159,000 or 0.05% of total loans, while at December 31, 1996 and 1995, they were $1.1 and $2.2 million, respectively. Loans which are current as of December 31, 1997 but for which there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms are not material in amount.

     The  following   table  sets  forth  the   aggregate   amount  of  domestic
non-accrual, past due and restructured loans at the end of each of the most recent five fiscal years:

                                                   December 31,
                                   ---------------------------------------------
                                   1997     1996       1995      1994       1993
                                   ----     ----       ----      ----       ----
                                              (Dollars in Thousands)
Non-accrual loans...............   $159     1,109     2,169     1,311      1,837
Past due 90 days or more
  (other than above)............    204       687       281       308        308
Restructured....................     --        --        --        --         --
                                   ----     -----     -----     -----      -----
Total...........................   $363     1,796     2,450     1,619      2,145
Interest income that would
  have been earned on
  non-accrual and reduced
  rate loans outstanding........    126       288       201        94        110
Interest income included in
  net income for the above
  loans.........................     81        39        --        --         --
Non-accrual, past due and
  restructured loans as a
  percentage of total gross
  loans.........................     .11%     .60       .90       .60        .76

     The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. This judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loan loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on changes in economic conditions and in the credit risk inherent in the loan portfolio. As of December 31, 1997, there were no potential problem loans of which they were aware that in management's opinion would materially impact financial results.

     The Bank's allowance for loan losses at December 31, 1997 was $6.17 million or 1.86% of total loans compared to $5.62 million or 1.9% of total loans at December 31, 1996. At December 31, 1995 the allowance was $6.5 million or 2.4% of total loans. Of the allowance for loan losses, non-accrual loans represented 2.6%, 19.74% and 33.4% at December 31, 1997, 1996 and 1995, respectively.

     As in all banks, in addition to non-accrual loans, the Bank has other sub-standard loans which reflect a higher degree of risk because of general economic conditions or specific deterioration because of circumstances for a particular borrower. These loans are reflected in the criticized and/or classified categories by the Bank's loan review process. In establishing the allowance for loan losses, the Bank must consider these categories, and additions to the allowance are made with this in mind.

     As a general rule, non-accrual loans (those on which interest is no longer being accrued) are charged off at December 31 of each year. On average, $1.3 million of such loans have been charged off for each of the past five years. Some sub-standard loans outside the non-accrual category are also charged off on these occasions, resulting in the Bank's total charge-offs for the past five years having averaged $3.7 million per year. In the same period, the average annual provision for additions to the loan loss allowance was $3.6 million, with 1997 accounting for $1.7 million.

     The following table sets forth certain information with respect to the Bank's loan loss experience for each of the most recent five fiscal years:


                                                                    December 31,
                                           --------------------------------------------------------------
                                            1997          1996           1995           1994          1993
                                            ----          ----           ----           ----          ----
                                                               (Dollars in Thousands)
Allowance  for loan losses  balance at
beginning of year...................      $5,617          6,484         6,188          6,960         4,359
Provision for loan losses...........       1,700          2,580         2,080          1,850         9,785
Charge offs:
   Commercial and industrial........      (1,460)        (4,345)       (2,315)         2,918)       (7,343)
   Installment......................          (9)           (60)          (33)           (--)           (8)
                                           ------          -----         -----         -----         -----
Total charge offs...................      (1,469)        (4,405)       (2,348)        (2,918)       (7,351)
Recoveries
   Commercial and industrial........         314            952           563            294           166
   Installment......................
                                               5              6             1              2             1
                                           ------          -----         -----         -----         -----
Total recoveries....................         319            958           564            296           167

Net charge offs.....................      (1,150)        (3,447)       (1,784)        (2,622)       (7,184)
                                           ------          -----         -----         -----         -----
Balance at end of year..............       $6,167          5,617         6,484         6,188         6,960
                                           ======          =====         =====         =====         =====
Ratio of net  charge  offs to  average
loans  outstanding,  net  of  unearned
discounts...........................        .35%           1.23           .65            .96          2.34


     The following table sets forth an approximate breakdown of the allowance for loan losses by major categories of loans for each of the most recent five fiscal years:(1)


                                                               December 31,
                           -----------------------------------------------------------------------------------
                               1997              1996              1995             1994             1993
                           --------------    --------------    -------------    -------------    -------------
                                                      % of             % of             % of
                                    % of              Loans            Loans            Loans             % of
                                    Loans             in               in               in                Loans
                                    in Ea.            Ea.              Ea.              Ea.               in Ea.
                                    Categ.            Categ.           Categ.           Categ.            Categ.
                            Loan    to       Loan     to      Loan      to      Loan    to       Loan     to
                            Loss    Total    Loss     Total   Loss     Total    Loss    Total    Loss     Total
                            Allow   Loans    Allow    Loans   Allow    Loans    Allow   Loans    Allow    Loans
                            -----   -----    -----    -----   -----    -----    -----   -----    -----    -----
                                                          (Dollars in Thousands)
Commercial & industrial..   $   80  94.34      555    95.36    1,085   94.71      656   94.74      919    96.39
Real estate..............       --   4.70       --     3.68       --    4.16       --    4.18       --     2.72
Installment..............       22    .96       24      .96       23    1.13       20    1.08       26      .89
Unallocated..............    6,065     --    5,038       --    5,376      --    5,512      --    6,015       --
                             -----           -----             -----            -----            -----
Total....................   $6,167           5,617             6,484            6,188            6,960
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

     The Bank's investment policy is designed to promote three objectives. The primary objective is to provide liquidity necessary to meet day to day, cyclical and long term changes in the mix of the Bank's assets and liabilities. The second objective is to provide a stable flow of dependable earnings while maintaining liquidity through absorbing funds when loan demand decreases due to seasonal trends and to supply funds when loan demand increases toward its annual peak. The third objective is to provide a balance of quality and diversification to the Bank's assets. There is minimal exposure to trading losses, since the Bank invests but does not trade. Only high grade short term instruments and top rated bonds with an average life of approximately five years or less are acquired with staggered maturities for liquidity.

     Current money and security market conditions are evaluated by the Bank's Investment Committee on a monthly basis. The Investment Committee includes Messrs. Witty, Hertz, Lawrence, Cardew and Gould. The Committee's strategy and investment program for each month, developed in accordance with the Bank's investment policy, is presented for approval at the previous month's Board meeting.

------------
(1) The allocation of loan loss allowance is calculated on the basis of 50% of the non-accruing commercial and industrial loans and a 5 year average of losses on installment loans. Such allocation is not necessarily indicative of the amounts in which future charge-offs may be taken or of future loss trends.

     As of December 31, 1997, no single issuer's securities accounted for as much as 10% of stockholders' equity, except for securities issued by the United States and its political subdivisions and agencies.

     The following table sets forth for the most recent three fiscal years the book values and estimated market values of the Company's investment securities:

                                                          December 31
                                                --------------------------------
                                                  1997        1996       1995
                                                  ----        ----       ----
                                                     (Dollars in Thousands)
Available for sale securities:
U.S. government and agency
   obligations .............................    $496,300    $518,908    $540,024

Obligations of states and political
   subdivisions ............................      22,838      19,848      22,500

Other securities ...........................       8,194       9,107       3,698
                                                --------    --------    --------
Total - available for sale (book value) ....    $527,332    $547,863    $566,222
                                                ========    ========    ========
Estimated market value .....................    $541,634    $561,601    $584,378
                                                ========    ========    ========
Held to maturity securities:

U.S. government and agency
   obligations .............................     159,690     119,351        --

Obligations of states and political
   subdivisions ............................      55,154      47,219      44,929
Other securities ...........................         327         338         506
                                                ========    ========    ========
Total - held to maturity (book value) ......    $215,171    $166,908    $ 45,435
                                                ========    ========    ========
Estimated market value .....................    $219,902    $169,340    $ 47,759
                                                ========    ========    ========

         The following tables sets forth the book values, range of maturities and average yields for each category at December 31, 1997.

                                              Securities Available for Sale (Market Value)
                                  ------------------------------------------------------------------------
                                               One to      Five to      Over         Total        Average
                                  One Year      Five         Ten         Ten         Market       Yield to
                                   or Less     Years        Years       Years         Value       Maturity
                                   -------     -----        -----       -----         -----       --------
                                                           (Dollars in Thousands)
U.S. Government
Obligations(1)(2)............      $76,483     $108,580         $--         $--      $185,063      8.01%
U. S. agency obligations.....       81,103      237,898       5,377          --       324,378      8.03%
Obligation    of   state    and
political subdivisions(2)....        2,150        7,740       4,872       9,231        23,993      6.21%
Other securities.............           --           --          --       8,200         8,200      7.74%
                                  --------     --------     -------     -------      --------      ----
Total available for sale.....     $159,736     $354,218     $10,249     $17,431      $541,634      7.94%
                                  ========     ========     =======     =======      ========      ====
Average yield to maturity....        8.04%         7.64        6.09        6.61


                                                 Securities Held to Maturity (Book Value)
                                  ------------------------------------------------------------------------
                                               One to      Five to      Over         Total        Average
                                  One Year      Five         Ten         Ten         Market       Yield to
                                   or Less     Years        Years       Years         Value       Maturity
                                   -------     -----        -----       -----         -----       --------
                                                          (Dollars in Thousands)
U.S. Government
Obligations (1)(2)...........         $397      $59,942         $--         $--       $60,339      8.12%
U.S. agency obligations......       18,263       81,088          --          --        99,351      7.76%
Obligations  of New York state
(2)..........................     $  4,702       20,599      13,322      16,531        55,154      5.41%
Other securities.............           --          125         175          27           327      6.96%
                                  --------     --------     -------     -------      --------      ----
Total held to maturity.......     $ 23,362     $161,754     $13,497     $16,558      $215,171      7.26%
                                  ========     ========     =======     =======      ========      ====
Average yield to maturity....        7.61%         7.64        5.05        5.21

Total investments............     $183,098     $515,972     $23,746     $33,989      $756,805      7.75%
                                  ========     ========     =======     =======      ========      ====

-----------
(1) Consisting mainly of Government guaranteed GNMA investments with an average life of five years.

(2) Above yield is not computed on tax-equivalent basis. The average tax-equivalent yield to maturity on obligations of states and political subdivisions are as follows: securities available for sale - 9.40% and securities held to maturity - 8.20%. The total tax equivalent yield on the entire investment securities portfolio is 8.05%.

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

     At December 31, 1997, the Bank had $301.2 million in jumbo certificates, compared to $271.2 million at December 31, 1996 and $218.0 million at December 31, 1995. At December 31, 1997, the dollar amount of jumbo certificates by remaining maturity dates and the weighted average interest rates were as follows:

                                                                      Weighted
   Remaining Maturity                                  Amount       Average Rate
   ------------------                                  ------       ------------
                                                       (Dollars in Thousands)
   3 months or less.............................      $181,544          5.44%
   More than 3 through 6 months.................        46,557          5.77
   More than 6 months through 12 months.........        68,282          5.60
   More than 12 months..........................         4,857          6.18
                                                      ========          =====
       Total....................................      $301,240          5.75%
                                                      ========          =====

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

     Fixed rate, fixed term certificates of deposit accounts ("CD's") are generally a significant source of funds for the Company. At December 31, 1997, CD's amounted to $419.1 million or 65.9% of total interest-bearing deposits, compared to $406.6 million or 65.4% at December 31, 1996 and $380.9 million or 67.5% at December 31, 1995. CD's offered by the Company have maturities of seven days or more, impose a minimum balance requirement of $2,000, and pay simple interest.

     Savings deposit accounts remained constant at $24.7 million or 4% of the Company's total interest-bearing deposits at December 31, 1997 and 1996, compared to $27.2 million or 4.8% atDecember 31, 1995. Savings deposits consist of passbook savings accounts and statement savings accounts. Savings accounts offered by the Bank pay interest monthly, compounded and credited on a quarterly basis, to accounts with a minimum average daily balance of $100.

     The Bank offers NOW accounts with unlimited check writing privileges. The minimum initial deposit required is $2,500. There is a service charge incurred if the daily average balance for the month falls below $2,500. Interest is compounded monthly. Interest is credited at the end of the month, at the current rate determined by the Bank. NOW accounts amounted to $47.3 million, or 7.4% of the Bank's total interest-bearing deposits at December 31, 1997, compared to $44.4 million, or 7.1%, at December 31, 1996 and $39.5 million, or 7.0%, at December 31, 1995.

     The Bank also offers a money market account with limited check writing privileges. Such accounts have a minimum balance requirement of $2,000 and earn interest at the Company's money market rate if the account maintains a minimum average balance of $2,000 for the month. There is a service charge incurred if the daily average balance falls below $2,000. Interest on all money market accounts is compounded monthly and credited monthly. Money market accounts amounted to $145.3 million, or 22.8% of the Bank's total interest-bearing deposits, at December 31, 1997, compared to $146.2 million, or 23.5%, at December 31, 1996 and $116.3 million, or 20.6%, at December 31, 1995.

     The following table sets forth the average deposits and average rates paid for each of the most recent three fiscal years for the classifications of deposits listed:

                                                          Years Ended December 31,
                                     --------------------------------------------------------------
                                     1997      Rate(%)     1996     Rate(%)     1995        Rate(%)
                                     ----      -------     ----     -------     ----        -------
                                                         (Dollars in Thousands)
Deposits:
     Demand....................    $227,744       --     $209,828       --     $194,571        --
     NOW.......................      41,904     2.27       38,219     2.28       38,235      2.29
     Savings...................      24,277     2.98       25,485     2.99       28,146      2.96
     Money market..............     141,671     3.37      131,974     3.37      116,179      3.30
     Other time ...............     416,221     5.45      384,033     5.30      389,747      5.51
                                    -------     ----     --------     ----     --------      ----
Total..........................    $851,817              $789,539              $766,878
                                   ========              ========              ========

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

     Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. In the event that the Bank is not able to generate sufficient funds from these sources, it has available $86 million of overnight federal funds lines of credit from other financial institutions as well as the ability to obtain substantial funds through repurchase agreements against its investment portfolio. During 1997, the Bank's wholly-owned subsidiary Merchants Capital Corporation ("MCC") was organized as a real estate investment trust, and the bulk of the real estate related portion of the Bank's investment portfolio was transferred to it. MCC and the Bank are parties to an agreement under which the portion of the investment portfolio held by MCC is available to support repurchase agreements entered into by the Bank. During 1996, the Bank became a member of the Federal Home Loan Bank of New York where it has availability of $130 million of funds, of which $50 million may be used in overnight funds. Furthermore, the Bank has access to the discount window of the Federal Reserve Bank. There were no borrowings from the Federal Reserve Bank's discount window under these arrangements in 1997, 1996 or 1995.

Short Term Borrowings

     The following table represents the Bank's material short term borrowings for the fiscal years ending December 31:

                                                   1997        1996       1995
                                                   ----        ----       ----
                                                        (Dollars in Thousands)
Balance at year end.............................  $191,772    127,199    105,065
Weighted average interest rate on
  balances at end of year..... .................     5.82%      5.41%      5.81%
Maximum amount of borrowing at
  any month end.................. ..............  $248,436    170,000    110,731
Approximate average amounts outstanding
  during period......... .......................   182,285    119,661     67,991
Approximate weighted average interest
  rate during period...... .....................     5.80%      5.51%      5.97%

Year 2000 Compliance

     The Company does not anticipate incurring any material cost resulting from the widely publicized "Year 2000 problem." Over the past year, the Company has been in the process of replacing its minicomputer hardware with an environment of networked personal computers using new software that is almost completely Year 2000 compliant.

Employees

     At December 31, 1997, the Company and the Bank had 240 employees, consisting of 72 officers and 168 supervisory and clerical employees. The Bank considers its relations with its employees to be good.

                        SELECTED STATISTICAL INFORMATION

     In addition to the statistical information that is presented in this Form 10-K, the following information is included in the Company's 1997 Annual Report to Shareholders (the "Annual Report") and is hereby incorporated herein by reference:

Description of Statistical Information     Annual Report Caption            Page
--------------------------------------     ---------------------            ----

Average Balance Sheets                  Average Assets, Liabilities
                                        AND Stockholders' Equity             35

Analysis of Net Interest Earnings       Analysis of Net Interest Earnings     8

Volume and Rate Variance                Change in Interest Income and
                                        Expense                               9

Return on Equity and Assets             Selected Financial Data               7

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, there were no matters submitted to a vote of the Company's stockholders.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The market for the Company's common equity is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. At December 31, 1997 the total number of holders of record of the Company's common equity was approximately 1,614. The information appearing on page 13 of the Annual Report under the caption "Price Range of Common Stock" is incorporated herein by reference.

     Cash dividends have been declared in each quarter of 1997 and 1996 aggregating annually $7.3 million and $6.5 million, respectively, or $.75 per share in 1997 and $.65 per share in 1996, after adjusting for the two-for-one stock split which occurred during 1997.

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

     During 1986, the stockholders approved the Employee Stock Option Plan of the Bank (the "Option Plan"). Due to the Bank's becoming the wholly-owned subsidiary of the Company on July 1, 1993, the Company adopted a substantially identical stock option plan as successor to the Option Plan and all stock options have become options to purchase the Company's Common Stock rather than shares of the Bank's stock. No stock options were granted under the Option Plan during 1997. A total of 331,759 shares of Common Stock of the Company were issued upon the exercise of options previously granted under the Option Plan. Of these, 14,210 were newly issued shares and 317,549 were treasury shares. The weighted average exercise price of such options was $10.11 per share. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing on page 34 (Note 16) and page 7 respectively, of the Annual Report under the captions "Selected Quarterly Financial Data" and "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 8 through 13 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, related notes and Independent Auditors' Report which appear on pages 14 through 34 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information appearing on pages 4 through 7 of the Company's Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

     All executive officers are designated annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing on pages 10 and 11 of the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing on pages 8 and 9 of the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing on page 13 of the Proxy Statement under the caption "Compensation and Option Committee Report on Executive Officer Compensation" and on page 16 thereof under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The financial statements, related notes and the Report of Independent Auditors, KPMG Peat Marwick LLP, dated February 6, 1998 appear on pages 14 through 34 of the Annual Report and are incorporated herein by reference.

(a)2.  Financial Statements Schedules.

(a)3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                      Item         Description
                      ----         -----------

                      (11)         Computation of Earnings Per Share Earnings

                      (13)         1997 Annual Report to Shareholders


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

                                    MERCHANTS NEW YORK BANCORP, INC.
                                               (Registrant)

                                    By:   /s/ Spencer B. Witty
                                          --------------------------------------
                                          Spencer B. Witty
                                          Chairman of the Board

                                          Dated March 17, 1998

                                    By:   /s/ James G. Lawrence
                                          --------------------------------------
                                          James G. Lawrence
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

                                          Dated March 17, 1998

                                    By:   /s/ William J. Cardew
                                          --------------------------------------
                                          William J. Cardew
                                          Vice Chairman of the Board,
                                          Chief Operating Officer and Director
                                          (Principal Financial Officer)

                                          Dated March 17, 1998

                                    By:   /s/ Nancy J. Ostermann
                                          --------------------------------------
                                          Nancy J. Ostermann
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

                                          Dated March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                Date
              ---------                          -----                ----

   /s/ Charles J. Baum
--------------------------------------   Director                 March 17, 1998
Charles J. Baum

   /s/ William J. Cardew
-------------------------------------    Vice Chairman of the     March 17, 1998
William J. Cardew                        Board, Chief Operating
                                         Officer and Director

   /s/ Eric W. Gould
--------------------------------------   Vice President,          March 17, 1998
Eric W. Gould                            Treasurer and Director

   /s/ Rudolf H. Hertz
---------------------------------------  Vice Chairman of the     March 17, 1998
Rudolf H. Hertz                          Board and Director

   /s/ Isidore Karten
---------------------------------------  Director                 March 17, 1998
Isidore Karten

   /s/ James G. Lawrence
---------------------------------------  President, Chief         March 17, 1998
James G. Lawrence                        Executive Officer and
                                         Director

   /s/ Robinson Markel
---------------------------------------  Director                 March 17, 1998
Robinson Markel

   /s/ Paul Meyrowitz
---------------------------------------  Director                 March 17, 1998
Paul Meyrowitz

   /s/ Alan Mirken
---------------------------------------  Director                 March 17, 1998
Alan Mirken

   /s/ Mitchell J. Nelson
---------------------------------------  Director                 March 17, 1998
Mitchell J. Nelson

   /s/ Leonard Schlussel
---------------------------------------  Director                 March 17, 1998
Leonard Schlussel

   /s/ Charles I. Silberman
---------------------------------------  Vice Chairman of         March 17, 1998
Charles I. Silberman                     the Board

   /s/ Spencer B. Witty
---------------------------------------  Chairman of the          March 17, 1998
Spencer B. Witty                         Board and Director