Form 10-Q
period 1998-03-31
MERCHANTS NEW YORK BANCORP INC
filed 1998-05-15
CIK 884383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

      For the quarter ended                       Commission File No.  0-22058
         March  31, 1998

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         13-3650812
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

     275 Madison Avenue, New York, N.Y.                      10016-0001
  (Address or principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: (212)973-6600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__     No ____

      As of March 31, 1998, there were 9,678,917 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp

                                Table of Contents

                                                                           Page
                                                                           ----
                                      Part  I
Item 1.  Financial Statements
    Consolidated Balance Sheets                                              1
    Consolidated Statements of Income                                        2
    Consolidated Changes in Stockholder's Equity                             3
    Consolidated Statements of Cash Flows                                    4
    Notes to Consolidated Financial Statements                               5


Item 2.  Management's Discussion and Analysis of Financial Condition         7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          11

                                      Part  II
Item 6.
    Exhibits and Reports on Form 8-K                                        14

Signatures                                                                  14

                           Merchants New York Bancorp

                           Consolidated Balance Sheets

                                                    March 31,       December 31,
                                                      1998             1997
                                                    ---------       ------------
Assets

Cash and due from banks                          $   62,660,602       51,209,936
Federal funds sold                                            0       67,000,000
Securities available for sale, at market value      581,438,004      541,634,211
Investment securities                               205,413,436      215,170,777

Loans, net of unearned discounts                    309,941,713      331,807,721
    Less allowance for loan losses                    6,817,083        6,167,157
                                                 --------------    -------------
               Total loans, net                     303,124,630      325,640,564

Bank premises and equipment                           6,781,787        6,937,748
Customers' liability on acceptances                  16,793,729       14,374,602
Intangible asset                                        542,857          571,429
Other assets                                         12,478,209       13,202,968
                                                 --------------    -------------
               Total Assets                      $1,189,233,254    1,235,742,235
                                                 --------------    -------------
Liabilities and Stockholders' Equity

Liabilities
Deposits:
    Demand                                       $  264,372,113      267,561,571
    NOW                                              43,287,006       47,295,963
    Savings                                          25,497,842       24,736,235
    Money market                                    137,734,229      145,336,114
    Time                                            399,671,854      419,157,042
                                                 --------------    -------------
               Total deposits                       870,563,044      904,086,925
Securities sold under repurchase agreements         135,000,000      160,000,000
Other short-term borrowings                          40,424,890       32,179,723
Acceptances outstanding                              16,793,729       14,374,602
Other liabilities                                    19,325,750       18,906,588
                                                 --------------    -------------
               Total Liabilities                  1,082,107,413    1,129,547,838

Stockholders' Equity
Capital  stock  $.001 par value per share;
    10,000,000 authorized shares;
     9,989,332 issued & outstanding in 1998
     and 1997                                             9,989            9,989
Surplus                                              23,889,352       23,889,352
Undivided profits                                    81,671,348       80,016,764
Less:  Treasury stock at cost (310,415 and
       317,549 shares in 1998 and 1997,
       respectively)                                  6,739,979        6,665,520
Accumulated other comprehensive income,
  net of tax:
    Unrealized appreciation on securities
      available for sale                              8,295,131        8,943,812
Commitments and contingent liabilities
                                                 --------------    -------------
               Total Stockholders' Equity           107,125,841      106,194,397
                                                 --------------    -------------
               Total Liabilities and
                 Stockholders' Equity            $1,189,233,254    1,235,742,235
                                                 --------------    -------------

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                        Consolidated Statements of Income

                                                          Three Months Ended
                                                         March 31,    March 31,
                                                           1998         1997
                                                         ---------    ---------
Interest and Dividend Income
   Interest on loans                                   $ 7,141,745   $ 6,203,880
   Interest and dividends on investment securities:
       Taxable                                          11,947,481    12,176,047
       Non-taxable                                       1,121,481     1,088,579
   Other interest income                                   367,551       109,204
                                                       -----------   -----------
       Total interest and dividend income              $20,578,258   $19,577,710
                                                       -----------   -----------
Interest Expense
   Interest on deposits                                  7,110,153     7,151,029
   Interest on securities sold under repurchase
     agreements                                          1,987,603     1,410,192
   Interest on other short-term borrowings                 402,901       305,525
                                                       -----------   -----------
       Total interest expense                          $ 9,500,657   $ 8,866,746
                                                       -----------   -----------
       Net Interest Income                             $11,077,601   $10,710,964
   Provision for possible loan losses                      400,000       250,000
                                                       -----------   -----------
       Net interest income after provision for
         loan losses                                   $10,677,601   $10,460,964
                                                       -----------   -----------
Non Interest Income
   Service fee and other charges                           303,119       322,076
   International department services                       696,607       619,659
   Fee income                                              260,411       247,877
   Other income                                              3,136             0
                                                       -----------   -----------
       Total non interest income                       $ 1,263,273   $ 1,189,612
                                                       -----------   -----------
Non Interest Expenses
   Salaries and employee benefits                        3,589,954     3,362,632
   Net occupancy                                           636,453       654,360
   Equipment                                               206,792       173,373
   Other expenses                                        1,777,541     1,467,596
                                                       -----------   -----------
       Total non interest expenses                     $ 6,210,740   $ 5,657,961
                                                       -----------   -----------
Income before provision for income taxes               $ 5,730,134   $ 5,992,615
Provision for income taxes                               2,042,681     2,601,532
                                                       -----------   -----------
       Net  Income                                     $ 3,687,453   $ 3,391,083
                                                       -----------   -----------

Earnings per share, basic                              $      0.38   $      0.34
Earnings per share, diluted                            $      0.37   $      0.34

Average number of common shares, basic                   9,678,634     9,901,545
Average number of common shares, diluted                 9,884,965    10,023,092
                                                       -----------   -----------
Dividends per share of common stock                    $      0.20   $      0.18
                                                       -----------   -----------

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

           Consolidated Statements of Changes in Stockholders' Equity
                  For the Periods ended March 31, 1998 and 1997

                                                        1998         1997
                                                  -------------   -------------
Capital stock:
     Balance at beginning of year                 $       9,989   $       4,988
     Shares issued through exercise of Employee
       Stock Options:
        6,780 shares in 1997*                                 0               6
                                                  -------------   -------------
     Balance at end of period                             9,989           4,994
                                                  =============   =============
Surplus:
     Balance at beginning of year                    23,889,352      23,749,629
     Excess  over par value on shares issued
      through the exercise
      of Employee Stock Option                                0         137,899
                                                  -------------   -------------
     Balance at end of period                        23,889,352      23,887,528
                                                  =============   =============
Undivided profits:
     Balance at beginning of year                    80,016,764      72,915,689
     Net income                                       3,687,453       3,391,083
     Cash dividends paid                             (1,935,418)     (1,736,079)
     Common stock issued from treasury stock            (97,451)              0
                                                  -------------   -------------
     Balance at end of period                        81,671,348      74,570,693
                                                  =============   =============
Treasury stock:
     Balance at beginning of year                    (6,665,520)       (552,910)
     Repurchase of 8,400 and 67,450 shares of
       common stock in 1998 and 1997, respectively     (327,124)     (1,148,275)
     Issuance of 15,534  shares  of common stock        252,665               0
                                                  -------------   -------------
     Balance at end of period                        (6,739,979)     (1,701,185)
                                                  =============   =============
Accumulated other comprehensive income:
     Net unrealized appreciation on securities
     available for sale, net of tax effect
     Balance at beginning of year                     8,943,812       7,418,236
     Changes during the period, net of tax             (648,681)     (2,632,659)
                                                  -------------   -------------
     Balance at end of period                         8,295,131       4,785,577
                                                  =============   =============
Total stockholders' equity
     Balance at beginning of year                   106,194,397     103,535,632
     Changes during the period, net                     931,444      (1,988,025)
                                                  -------------   -------------
     Total ending balance                         $ 107,125,841   $ 101,547,607
                                                  =============   =============
Accumulated comprehensive income:
     Net income                                       3,687,453       3,391,083
     Net unrealized appreciation on securities
       available for sale, net of tax effect
       (see disclosure)                                (648,681)     (2,632,659)
                                                  -------------   -------------
     Comprehensive income                             3,038,772         758,424
                                                  =============   =============

  * 1997 numbers and shares do not reflect the 2:1 stock split in October 1997.

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                      Consolidated Statements of Cash Flows
                 For the periods ended March 31, 1998, and 1997

                                                                        1998         1997
                                                                  ------------    ------------
Cash flows from operating activities:
Net income                                                        $  3,687,453    $  3,391,083
                                                                  ------------    ------------
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                                         273,829         238,856
  Amortization of premium, net of discounts                          1,863,069       1,128,108
  Provision for loan losses                                            400,000         250,000
  Discounted rental on leases                                          (13,167)        (13,167)
  (Decrease) increase in unearned discounts                            (61,059)            691
  Increase in taxes payable                                          1,994,220       1,444,854
  Increase in interest receivable                                     (759,816)       (846,449)
  (Decrease) increase in interest payable                             (317,903)        644,602
  Decrease in accrued expenses                                        (555,322)       (684,435)
  Decrease in other assets                                           1,484,575         384,002
  (Decrease) increase in other liabilities                            (309,627)        200,178
                                                                  ------------    ------------
    Net cash provided by operating activities                        7,686,252       6,138,323
                                                                  ------------    ------------
Cash flows from investing activities:
  Net decrease in federal funds sold                                67,000,000      16,000,000
  Proceeds from redemptions of securities available for sale        33,280,697      27,217,537
  Purchase of securities available for sale                        (76,164,558)    (95,362,414)
  Proceeds from redemptions of investment securities                10,565,762       5,867,512
  Purchase of investment securities                                   (619,142)              0
  Net decrease in customer loans                                    22,176,993      11,209,752
  Net increase in bank premises and equipment                          (89,296)       (183,206)
                                                                  ------------    ------------
    Net cash provided by (used in) investing activities             56,150,456     (35,250,819)
                                                                  ------------    ------------
Cash flows from financing activities:
  Net decrease in demand deposits, NOW, savings
    and money market accounts                                      (14,038,693)    (38,337,758)
  Net (decrease) increase in certificates of deposits              (19,485,188)     17,802,457
  Net (decrease) increase in securities sold under
    repurchase agreements                                          (25,000,000)     35,000,000
  Net increase in other short-term borrowings                        8,245,167       5,328,770
  Proceeds from issuance of common stock                               155,213         137,905
  Purchases of treasury stock                                         (327,124)     (1,148,275)
  Dividends paid                                                    (1,935,418)     (1,736,080)
                                                                  ------------    ------------
    Net cash (used in) provided by financing activities            (52,386,043)     17,047,019
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                11,450,665     (12,065,477)
Cash and cash equivalents at beginning of the period                51,209,937      57,840,059
                                                                  ------------    ------------
Cash and cash equivalents at end of the period                    $ 62,660,602    $ 45,774,582
                                                                  ============    ============
Supplemental disclosure of cash flow information:
Interest paid                                                        9,818,559       8,222,144
Taxes paid                                                              48,461       1,156,678

          See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of March 31, 1998 and 1997 are unaudited. However, in management's opinion, all adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1997 financial statements to conform to the current presentation. The interim financial statement should be read in conjunction with Bancorp's annual Report on Form 10 - K, for the year ended December 31, 1997.

2. Earnings Per Share - In compliance with the disclosure requirements of SFAS No. 128, "Earnings Per Share," presented below is the calculation of basic and diluted earnings per share ( EPS ) for Bancorp as of March 31, 1998 and 1997.

                                    BASIC EPS

                                           March 31, 1998        March 31, 1997
                                           --------------        --------------

Numerator:
Income                                      $3,687,453             $3,391,083
Less: Preferred stock dividends                (16,875)                     0
Income available to common                  ----------             ----------
  shareholders                              $3,670,578             $3,391,083
Denominator:
Weighted avg. shares                         9,678,634              9,901,545
--------------------------------------------------------------------------------
EPS - Basic                                       0.38                   0.34
--------------------------------------------------------------------------------
                                   DILUTED EPS

Numerator:
Income available to common
shareholders                                $3,670,578           $  3,391,083
Denominator:
Weighted avg. shares                         9,678,634              9,901,545
Effect of stock options
as dilutive securities                         206,331                121,546
                                            ----------           ------------
Adjusted weighted avg shares                 9,884,965             10,023,092
--------------------------------------------------------------------------------
EPS - Diluted                                     0.37                   0.34
-------------------------------------------------------------------------------

3. Accumulated Other Comprehensive Income- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized appreciation or depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are the before tax and tax expense numbers applicable as of March 31, 1998 and December 31, 1997.

                                    Before Tax        Tax             Net-of-Tax
                                    Amount            Expense         Amount
                                    ----------        -------         ---------

Other Comprehensive Income:
Unrealized appreciation, as
 of March 31, 1998: Changes
 arising during period              $13,274,183      $4,979,052       $8,295,131
                                    -----------      ----------       ----------
Unrealized appreciation, as
 of December 31, 1997: Changes
 arising during period              $14,301,903      $5,358,091       $8,943,812
                                    -----------      ----------       ----------

4. Accounting for the Disclosure about Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Among other things, SFAS No. 131 requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined), and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 and, accordingly, will be adopted by the Company in its fiscal year ending December 31, 1998. Management does not anticipate that the adoption of the standard will have a material impact on the Company's consolidated financial statements.

5. Accounting for Employer's Disclosures about Pensions and Other Postretirement Benefits - In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable. SFAS No. 132 provides information that assists users in (a) evaluating the employer's obligation under pension and other postretirement benefit plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and ( c ) estimating future reported net income. SFAS No. 132 addresses disclosure only. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial statement.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of the Quarters ended March 31, 1998 and March 31, 1997

Interest income on investments decreased slightly to $13.1 million for the first quarter of 1998, as compared to $13.3 million for the same period in 1997. The decrease was a result of $308,000 from lower interest rates, offset by $116,000 from higher volume. The investment portfolio average balance for the quarter increased $10.0 million to $758 million in 1998 as compared to $748 million in 1997.

Interest income on loans increased to $7.1 million, up $938,000 compared to $6.2 million for the same period in 1997. The increase was the result of $803,000 from higher average volume, and $135,000 from higher rates as the prime rate averaged 8.50% versus an average of 8.27% for the same period in 1997. Average loans outstanding for the quarter increased $35.4 million to $314 million in 1998 from $278.6 million in 1997.

Interest expense on interest bearing deposits remained constant at $7.1 million for both years. Average interest bearing deposits decreased by $4.2 million to $628.4 million in 1998, from $632.6 million in 1997.

Interest expense on repurchase agreements increased by $577,000 to $2.0 million compared with $1.4 million for the same period in 1997. This was the result of $480,000 from greater volume, and $97,000 from higher interest rates. Average repurchase agreements increased by $33.7 million to $138 million in 1998, up from $104.3 million in 1997. These funds were used to support the increase in both the investment and loan portfolio. Other short term borrowing interest cost (U.S. Treasury Demand Notes, Federal Home Loan Bank Advances, and Federal Funds Purchased) increased by $97,000 to $403,000 compared with $306,000 for 1997. The average balance on other short term borrowing increased by $5.2 million, to $28.4 million from $23.2 million for 1997. The increase in other short term borrowing was used to equalize cash flows.

Non-interest income increased by $74,000 to $1.3 million at March 31, 1998 from $1.2 million at March 31, 1997. This was primarily the result of an increase in International Department fees and other fee income, caused by higher volume.

Non-interest expense increased to $6.2 million, up $553,000 from the 1997 results of $5.7 million. This stemmed principally from increases of $227,000 in salaries and benefits and $164,000 in professional fees for various services.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

An addition of $400,000 was made to the provision for loan losses for the first quarter of 1998, versus $250,000 in 1997.

                                                              Quarter Ending
                                                           --------------------
ALLOWANCE FOR LOAN LOSSES                                  3/31/98       3/31/97
--------------------------------------------------------------------------------
                                                              (In thousands)

Balance at beginning of quarter ......................     $6,167        $5,617
Provision for loan losses ............................        400           250
Charge offs ..........................................          0             0
Recoveries
    Commercial .......................................        247           129
    Installment ......................................          3             4
                                                           --------------------
Total ................................................     $6,817        $6,000
                                                           ====================

Our loan loss provision is based on maintaining a loan loss reserve to cover all non - accrual and higher risk loans. At March 31, 1998, our levels of reserves follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The bank's allowance for loan losses at March 31, 1998 was 2.17 % of average loans outstanding , with 2.15 % at March 31, 1997. In addition to non - accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

Income tax expense decreased by $559,000 for the first quarter 1998 versus 1997 primarily as a result of tax planning, which became effective in the second quarter of 1997.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                                  As of
                                                          ---------------------
NON - ACCRUAL & PAST DUE LOANS                            3/31/98       3/31/97
--------------------------------------------------------------------------------
                                                              (In Thousands)

Non - accrual loans ................................       $  158         1,000
Loans past due more than 90 days
         & still accruing ..........................        1,763         1,215
                                                           --------------------
         Total .....................................       $1,921        $2,215
                                                           ====================

Non - accrual loans as a % of reserve ..............         2.32%        16.70%
Non - accrual loans as a % of total
         average loans .............................            0            .4

Interest income that would have
         been earned on non- accrual loans .........       $    3            25

Liquidity

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing. At March 31, 1998, average cash and short term investments totaled $79.2 million and accounted for 6.63% of the Bank's total average assets, as compared with $58.8 million or 5.2% as of March 31, 1997.

Scheduled loan payments and payments of principal and interest from the investment portfolio provide additional liquidity. There were no sales of securities as of March 31, 1998, and 1997. $44 million was received for the first quarter of 1998 from maturities and principal pay downs, net of amortization, with $31.9 million recorded during the same period in 1997. In 1998, purchases of investments totaled $76.8 million, with $95.4 million in 1997.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of deposits was $883.8 million as of March 31, 1998, with $864.1 million for March 31, 1997. The bank continues to retain a substantial proportion of its average total deposits in the form of non-interest bearing funds, which were 28.9% and 26.8% of total deposits in 1998 and 1997, respectively.

Bancorp's cash needs consist primarily of dividends, which were $1,935,418 in the first quarter of 1998, and $1,736,079 for the same period in 1997.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $81.6 million as of March 31, 1998 as compared to $74.6 million for the same period in the prior year. The Bank's Board of Directors declared and paid a dividend of $.20 per share of common stock for the first quarter of 1998, as compared to $.175 for the same period in 1997, reflecting an increase of over 14%.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with our risk based ratios, as shown below, in excess of the required "Well Capitalized" level of 10%. The Bank was also in excess of the required leverage ratio of 4%, with 8.33% for the first quarter of 1998, and 8.62% for the same period in 1997.

There was an overall increase of $5.6 million in capital from March 31, 1997 to March 31, 1998. Of this change, there was an increase in retained earnings of $7.1 million, an increase in the change in market value of the available for sale securities (net of tax effect) of $3.5 million, and a reduction of $5.0 million for Treasury stock purchases.

                                            Required     3/31/98       3/31/97
                                            ----------------------------------
Tier I Capital Ratio.....................   4.00%         18.28%        20.66%
Total Capital Ratio.....................    8.00          19.53         21.91
Leverage Ratio...........................   4.00           8.33          8.62

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk Management

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates / prices such as interest rates, foreign currency exchanges rates, commodity prices and equity prices. The Bank's primary market risk exposure is interest rate risk, with foreign exchange, commodity and equity price risk not arising in the ordinary course of business. The ongoing monitoring and management of this risk is an important component of the Bank's asset / liability process which is governed by policies, established by its Board of Directors, that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Banks asset/liability management related activity based upon estimated market risk sensitivity, policy limit and overall market interest rate levels/trends.

The objective of the Bank's interest rate risk management activities are to define an acceptable level of risk based on the Bank's business focus, capital and liquidity requirements and to manage interest rate risk and maintain net interest margins in a changing rate environment. Management seeks to reduce the vulnerability of the Bank's operating results to changes in interest rate and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing periods. The Bank does not currently engage in trading activities or use of off balance sheet derivative instruments to control interest rate risk. The Board of Directors have authorized management to use derivatives if management deems it beneficial to the Bank.

Even with the Bank's active role in managing interest rate risk, the potential for changing interest rates is an uncertainty that could have an adverse affect on the earnings of the Bank. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income.

Conversely, in a falling interest rate environment, these same interest-bearing liabilities reprice more quickly than earning assets, producing a beneficial effect on our net interest income.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long - and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. During the first quarter of 1998, the Bank increased utilization of short-term borrowings to fund the loan portfolio. As a result, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of March 31, 1998 consisted of $309.9 million, which were virtually all adjustable rates. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with $718.7 million of these securities having expected weighted average maturities of approximately five years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations, including $255 million in average demand deposits and $216.7 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of March 31, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at March 31, 1997.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                 March 31, 1998
                 ---------------------------------------------
                                                                  Percent
                                       Estimated Increase         Increase
Change in                              (Decrease) in NPV*         (Decrease)
Interest Rates   Estimated NPV    ----------------------------    in NPV at
(Basis Points)   Amount           Amount            Percent       March 31, 1997
--------------------------------------------------------------------------------
(Dollars in thousands)

+200             148,509          (23,474)          (14)%            (20)%
+100             163,105          ( 8,879)          ( 5)%            (10)%

-----            171,983           --                --               --

 -100             173,275           1,292            0.75%              6%
 -200             174,211           2,228            1.30%              8%

* Pre-Tax

Certain assumptions are employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayments rates, deposit decay rate and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if the interest rates change in the designated amounts, there can be assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the slope of the Treasury yield curve would cause significantly different changes to the NPV than indicated in the chart.

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

                                           MERCHANTS NEW YORK BANCORP, INC.
                                           Registrant

Date:    May 12, 1998

                                           /s/ James G. Lawrence
                                           ------------------------------------
                                           James G. Lawrence
                                           President & Chief Executive Officer

Date:    May 12, 1998

                                           /s/ Nancy J. Ostermann
                                           ------------------------------------
                                           Nancy J. Ostermann
                                           Vice President & Comptroller