Form 10-Q
period 1998-06-30
MERCHANTS NEW YORK BANCORP INC
filed 1998-08-13
CIK 884383

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

For the quarter ended                                Commission File No. 0-22058
    June 30, 1998

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

      As of July 31, 1998, there were 9,744,509 shares of common stock outstanding, the Registrant's only class of stock.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           Merchants New York Bancorp

                               Table of Contents

Part  I  Financial Information                                              Page
   Item 1.  Financial Statements
       Consolidated Balance Sheets                                            1
       Consolidated Statements of Income                                      2
       Consolidated Statements of Comprehensive Income                        3
       Consolidated Statements of Changes in Stockholder's Equity             4
       Consolidated Statements of Cash Flows                                  5
       Notes to Consolidated Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          8

   Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk                                                           14

Part  II  Other Information
   Item 4.  Submission of Matters to a Vote of Security
       Holders                                                               18

   Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                   19

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                           Consolidated Balance Sheets

                                                   June 30,         December 31,
                                                     1998               1997
                                               --------------     --------------
Assets

Cash and due from banks                        $   31,104,582         51,209,936
Federal funds sold                                  5,000,000         67,000,000
Securities available for sale,
  at market value                                 604,510,673        541,634,211
Investment securities (market value
  of $226,313,077 in 1998
  and $219,901,903 in 1997)                       222,012,857        215,170,777
Loans, net of unearned discounts                  342,978,388        331,807,721
  Less allowance for loan losses                    7,083,361          6,167,157
                                               --------------     --------------
     Total loans, net                             335,895,027        325,640,564

Bank premises and equipment                         6,725,152          6,937,748
Customers' liability on acceptances                18,983,296         14,374,602
Other assets                                       13,725,156         13,774,397

                                               --------------     --------------
     Total Assets                              $1,237,956,743      1,235,742,235
                                               --------------     --------------

Liabilities and Stockholders' Equity

Liabilities

Deposits:
  Demand                                       $  256,016,798        267,561,571
  NOW                                              40,945,887         47,295,963
  Savings                                          25,858,969         24,736,235
  Money market                                    145,326,284        145,336,114
  Time                                            402,799,072        419,157,042
                                               --------------     --------------
     Total deposits                               870,947,010        904,086,925
Securities sold under
  repurchase agreements                           155,000,000        160,000,000
Other short-term borrowings                        65,028,882         32,179,723
Acceptances outstanding                            18,983,296         14,374,602
Other liabilities                                  18,442,982         18,906,588

                                               --------------     --------------
     Total Liabilities                          1,128,402,170      1,129,547,838

Stockholders' Equity

Capital stock $.001 par
  value per share;
  40,000,000 and 10,000,000
  authorized shares in 1998
  and 1997, respectively;
  9,989,332 issued & outstanding                        9,989              9,989
Surplus                                            23,889,352         23,889,352
Undivided profits                                  82,893,191         80,016,764
Less: Treasury stock at cost
  (237,323 and 317,549 shares
  in 1998 and 1997, respectively)                   5,649,369          6,665,520
Accumulated other comprehensive
  income, net of tax:
  Unrealized appreciation on
    securities available for sale                   8,411,410          8,943,812

                                               --------------     --------------
     Total Stockholders' Equity                   109,554,573        106,194,397
                                               --------------     --------------

                                               --------------     --------------
     Total Liabilities and
       Stockholders' Equity                    $1,237,956,743      1,235,742,235
                                               --------------     --------------

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                        Consolidated Statements of Income

                                                      Three Months Ended                    Six Months Ended
                                                   June 30,          June 30,           June 30,           June 30,
                                                    1998              1997               1998                1997
                                                -----------        -----------        -----------        -----------
Interest and Dividend Income
   Interest on loans                            $ 7,505,462        $ 7,036,144        $14,647,208        $13,240,024
   Interest and dividends on
       investment securities:
       Taxable                                   11,833,413         12,234,716         23,780,893         24,405,945
       Non-taxable                                1,135,878          1,087,369          2,257,360          2,175,948
   Other interest income                            168,127             58,080            535,677            172,102
                                                -----------        -----------        -----------        -----------
       Total interest and
          dividend income                       $20,642,880        $20,416,309        $41,221,138        $39,994,019
                                                -----------        -----------        -----------        -----------

Interest Expense
   Interest on deposits                           6,958,130          7,326,778         14,068,282         14,477,806
   Interest on securities sold
       under repurchase agreements                2,158,333          2,282,442          4,145,937          3,692,634
   Interest on other short-term
       borrowings                                   711,412            299,469          1,114,313            604,995

                                                -----------        -----------        -----------        -----------
       Total interest expense                   $ 9,827,875        $ 9,908,689        $19,328,532        $18,775,435
                                                -----------        -----------        -----------        -----------

       Net Interest Income                      $10,815,005        $10,507,620        $21,892,606        $21,218,584
   Provision for possible loan losses               200,000            250,000            600,000            500,000
                                                -----------        -----------        -----------        -----------
       Net int. inc. after provision
          for loan losses                       $10,615,005        $10,257,620        $21,292,606        $20,718,584
                                                -----------        -----------        -----------        -----------

Non Interest Income
   Service fee and other charges                    327,627            326,850            630,746            648,926
   International department services                693,764            682,546          1,390,371          1,302,205
   Fee income                                       356,418            265,821            616,829            513,698
   Other income                                           0                  0              3,136                  0
   Investment sales - net gains                           0             21,901                  0             21,901
                                                -----------        -----------        -----------        -----------
       Total non interest income                $ 1,377,809        $ 1,297,118        $ 2,641,082        $ 2,486,730
                                                -----------        -----------        -----------        -----------

Non Interest Expenses
   Salaries and employee benefits                 3,173,947          2,939,668          6,763,901          6,302,301
   Net occupancy                                    629,780            651,637          1,266,234          1,305,997
   Equipment                                        211,126            198,604            417,917            371,978
   Other expenses                                 1,659,085          1,798,193          3,436,625          3,265,787
                                                -----------        -----------        -----------        -----------
       Total non interest expenses              $ 5,673,938        $ 5,588,102        $11,884,677        $11,246,063
                                                -----------        -----------        -----------        -----------

Income before income taxes                      $ 6,318,876        $ 5,966,636        $12,049,011        $11,959,251
Provision for income taxes                        2,093,358          2,090,848          4,136,039          4,692,380
                                                -----------        -----------        -----------        -----------
       Net  Income                              $ 4,225,518        $ 3,875,788        $ 7,912,972        $ 7,266,871
                                                -----------        -----------        -----------        -----------

Earnings per share:
   Basic                                              $0.43              $0.39              $0.81              $0.73
   Diluted                                            $0.43              $0.39              $0.80              $0.72

Average number of common shares
   Basic                                          9,698,633          9,871,925          9,720,869          9,880,073
   Diluted                                        9,832,181         10,023,715          9,872,613         10,024,303
                                                -----------        -----------        -----------        -----------

Dividends per common share                            $0.20             $0.175              $0.40              $0.35
                                                -----------        -----------        -----------        -----------

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                Consolidated Statements of Comprehensive Income

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                        1998               1997               1998                1997
                                                     -----------        -----------        -----------         -----------

Net income                                           $ 4,225,518        $ 3,875,788        $ 7,912,972         $ 7,266,871
Other comprehensive income, net of tax:
  Unrealized appreciation (depreciation)
  on securities available
  for sale during the period                             116,279          2,892,641           (532,402)            259,982
                                                     -----------        -----------        -----------         -----------

Comprehensive income                                 $ 4,341,797        $ 6,768,429        $ 7,380,570         $ 7,526,853
                                                     ===========        ===========        ===========         ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
           Consolidated Statements of Changes in Stockholders' Equity

                                               For the six months ended June 30,
                                                   1998               1997
                                               -------------      --------------
Capital stock:
  Balance at beginning of year                 $       9,989      $       4,988
  Shares issued through exercise
    of Employee Stock Options:
      7,105 shares in 1997*                                0                  6
                                               -------------      -------------
  Balance at end of period                             9,989              4,994
                                               =============      =============

Surplus:
  Balance at beginning of year                    23,889,352         23,749,629
  Excess over par value on
    shares issued through the
    exercise of Employee Stock Option                      0            157,161
                                               -------------      -------------
  Balance at end of period                        23,889,352         23,906,790
                                               =============      =============

Undivided profits:
  Balance at beginning of year                    80,016,764         72,915,689
  Net income                                       7,912,972          7,266,871
  Cash dividends paid                             (3,885,857)        (3,463,592)
  Common stock issued from
     treasury stock                               (1,150,688)                 0
                                               -------------      -------------
  Balance at end of period                        82,893,191         76,718,968
                                               =============      =============

Treasury stock:
  Balance at beginning of year                    (6,665,520)          (552,910)
  Repurchase of 30,900 and
     86,050 shares of common stock
     in 1998 and 1997, respectively               (1,235,913)        (1,478,818)
  Issuance of 111,126 and 5,268
     shares of common stock in
     1998 and 1997, respectively                   2,252,064             40,178
                                               -------------      -------------
  Balance at end of period                        (5,649,369)        (1,991,550)
                                               =============      =============

Accumulated other comprehensive
  income:
  Net unrealized appreciation on
     securities available for sale,
     net of tax effect
  Balance at beginning of year                     8,943,812          7,418,236
  Changes during the period,
     net of tax                                     (532,402)           259,982
                                               -------------      -------------
  Balance at end of period                         8,411,410          7,678,218
                                               =============      =============

Total stockholders' equity
  Balance at beginning of year                   106,194,397        103,535,632
  Changes during the period, net                   3,360,176          2,781,788
                                               -------------      -------------
  Total ending balance                         $ 109,554,573      $ 106,317,420
                                               =============      =============

 * 1997 numbers and shares do not reflect the 2:1 stock split in October 1997.

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                           Merchants New York Bancorp
                      Consolidated Statements of Cash Flows
                  For the periods ended June 30, 1998, and 1997

                                                   1998                1997
                                               -------------      -------------
Cash flows from operating activities:
   Net income                                  $   7,912,972      $   7,266,871
                                               -------------      -------------
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Depreciation                                         552,252            486,353
Amortization of premium,
   net of discounts                                4,153,612          2,776,740
Provision for loan losses                            600,000            500,000
Gains on sales                                             0            (21,901)
(Decrease) increase in
   unearned discounts                                (53,982)            29,364
Increase in taxes payable                            613,068            117,382
Increase in interest
   receivable                                       (760,629)          (308,446)
(Decrease) increase in
   interest payable                                  (42,363)         1,605,222
Decrease in accrued expenses                        (449,702)          (531,159)
Decrease (increase) in
   other assets                                      752,727           (128,800)
(Decrease) increase in
   other liabilities                                (300,575)           369,734
                                               -------------      -------------
   Net cash provided by
      operating activities                        12,977,380         12,161,360
                                               -------------      -------------

Cash flows from investing
   activities:
Net decrease in federal funds
   sold                                           62,000,000         26,000,000
Proceeds from redemptions of
   securities available for sale                  81,963,352         58,565,112
Proceeds from sales of securities
   available for sale                                      0         10,175,000
Purchase of securities available
   for sale                                     (179,054,759)      (140,348,023)
Proceeds from redemptions of
   investment securities                          27,575,023         14,097,480
Purchase of investment securities                 (5,172,204)       (13,505,601)
Net increase in customer loans                   (10,800,482)       (26,611,313)
Net increase in bank premises
   and equipment                                    (282,513)          (355,806)
                                               -------------      -------------
   Net cash used in investing
     activities                                  (23,771,583)       (71,983,151)
                                               -------------      -------------

Cash flows from financing activities:
Net decrease in demand deposits,
   NOW, savings and money
   market accounts                               (16,781,944)       (38,068,395)
Net (decrease) increase in
   certificates of deposits                      (16,357,970)         1,535,183
Net (decrease) increase in
   securities sold under
   repurchase agreements                          (5,000,000)        50,000,000
Net increase in other short-term
   borrowings                                     32,849,158         51,800,961
Proceeds from issuance of
   common stock                                    1,101,375            157,167
Purchases of treasury stock                       (1,235,913)        (1,438,640)
Dividends paid                                    (3,885,857)        (3,463,592)
                                               -------------      -------------
Net cash (used in) provided
   by financing activities                        (9,311,151)        60,522,684
                                               -------------      -------------

Net (decrease) increase in
   cash and cash equivalents                     (20,105,354)           700,893
Cash and cash equivalents at
   beginning of the period                        51,209,936         57,840,059
                                               -------------      -------------
Cash and cash equivalents at
   end of the period                           $  31,104,582      $  58,540,952
                                               =============      =============

Supplemental disclosure of
   cash flow information:
   Interest paid                                  19,370,895         17,211,037
   Taxes paid                                      3,522,971          4,574,998

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Part I - Item 1

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of June 30, 1998 and 1997 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1997 financial statements to conform to the current presentation. The interim financial statement should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1997.

2. Earnings Per Share - In compliance with the disclosure requirements of SFAS No. 128, "Earnings Per Share," presented below is the calculation of basic and diluted earnings per share ( EPS ) for Bancorp as of June 30, 1998 and 1997.

                                         First         Second        Year
1998                                     Quarter       Quarter       To Date
----                                     -------       -------       -------

Net Income                               $ 3,687,454   $ 4,225,518   $ 7,912,972
Less: minority interest                        1,856         1,856         3,712
                                         -----------   -----------   -----------
Net income available to common
  shareholders                           $ 3,685,598   $ 4,223,662   $ 7,909,260
Weighted average shares outstanding        9,678,634     9,698,633     9,720,869
Plus: effect of stock options as
  dilutive securities                        206,331       133,548       151,743
                                         -----------   -----------   -----------
Adjusted weighted average shares
  assuming dilution                        9,884,965     9,832,181     9,872,613
EPS - Basic                              $      0.38   $      0.43   $      0.81
EPS - Diluted                            $      0.37   $      0.43   $      0.80

================================================================================

1997
----
Net Income                               $ 3,391,083   $ 3,875,788   $ 7,266,871
Less: minority interest                            0             0             0
                                         -----------   -----------   -----------
Net income available to common
  shareholders                           $ 3,391,083   $ 3,875,788   $ 7,266,871
Weighted average shares outstanding        9,901,545     9,871,925     9,880,073
Plus: effect of stock options as
  dilutive securities                        121,547       151,790       144,230
                                         -----------   -----------   -----------
Adjusted weighted average shares
  assuming dilution                       10,023,092    10,023,715    10,024,303
EPS - Basic                              $      0.34   $      0.39   $      0.73
EPS - Diluted                            $      0.34   $      0.39   $      0.72
                                         -----------   -----------   -----------

================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Part I - Item 2 (Continued)

3. Accumulated Other Comprehensive Income- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized appreciation or depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are the before tax and tax expense numbers applicable as of June 30, 1998 and December 31, 1997.

                                    Before Tax         Tax         Net-of-Tax
                                      Amount         Expense         Amount
                                      ------         -------         ------
Other Comprehensive Income:
Unrealized appreciation, as
 of June 30, 1998, changes
 arising during period              $13,485,468     $5,074,058     $8,411,410
                                    -----------     ----------     ----------
Unrealized appreciation, as
 of December 31, 1997, changes
 arising during period              $14,301,903     $5,358,091     $8,943,812
                                    -----------     ----------     ----------

4. Accounting for the Disclosure about Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Among other things, SFAS No. 131 requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined), and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in its fiscal year ending December 31, 1998.

5. Accounting for Employer's Disclosures about Pensions and Other Postretirement Benefits - In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable. SFAS No. 132 provides information that assists users in (a) evaluating the employer's obligation under pension and other postretirement benefit plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and ( c ) estimating future reported net income. SFAS No. 132 addresses disclosure only. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, will be adopted by the Company in its fiscal year ending December 31, 1998.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                           Part I - Item 2 (Continued)

Comparison for the three months ended June 30, 1998 and June 30, 1997

Interest income on investments decreased $353,000 to $12.9 million as compared to $13.3 million for the same period in 1997. The decrease was a result of $501,000 from lower interest rates, offset by an increase in higher volume of $148,000. The average balance for the investment portfolio increased to $787.8 million , up from $776.3 million in 1997.

Interest income on loans increased to $7.5 million, up $469,000 compared to $7.0 million for the same period in 1997. $509,000 was from higher volume, offset by a reduction from interest rates of $40,000. The prime rate remained the same at 8.50% for both periods. The average loan balance for the quarter increased to $328.5 million, up $22.3 million from $306.2 million in 1997.

Non interest income increased slightly to $1,378,000, up $81,000 from the prior year of $1,297,000. This was primarily the result of an increase in higher volume from the International Department operations, and fee income.

Interest expense on interest bearing deposits decreased $366,000 to $6.9 million, down from $7.3 million for the same period in 1997. The decrease was caused by $291,000 from lower volume, and $75,000 from lower interest rates. Average interest bearing deposits decreased $21.5 million to $611.2 million, when compared to $632.7 million in 1997.

Interest expense on repurchase agreements decreased to $2.2 million, a reduction of $124,000, when compared to $2.3 million for the same period in 1997. The decrease was the result of $103,000 from lower volume, and $21,000 from lower interest rates. The average balance for repurchase agreements outstanding decreased by $7.2 million for the quarter to $152.1 million, down from $159.3 million in 1997.

Interest expense from other borrowings consisting of federal funds purchased, US Treasury demand notes, and FHLB advances increased by $412,000 to $711,000, up from $299,000 for the same period in 1997. This was the result of $397,000 from higher volume and $15,000 from higher interest rates. Average outstanding balances for other borrowings increased to $44.7 million in 1998, up $32.3 million from $12.4 million in 1997. These funds were employed to reduce outstanding repurchase agreements, and to fund the increases in the loan and investment portfolios.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Non-interest expenses increased slightly to $5.7 million, up from $5.6 million in 1997, as an increase in salaries and benefits of $234,000 was offset by a decrease of $139,000 in other operating expenses.

Income tax expense remained relatively the same at $2 million for both periods ending June 30, 1998, and 1997.

LOAN LOSSES

An addition of $200,000 was made to the Provision for Loan Losses for the second quarter in 1998, compared to $250,000 in 1997.

The loan loss provision is based on maintaining a loan loss reserve to cover all non - accrual and higher risk loans. At June 30, 1998, our level of reserve follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The bank's allowance for loan losses at June 30, 1998 was 2.16 % of average loans outstanding , compared to 2.07 % at June 30, 1997. In addition to non - accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

                                                   Quarter Ending
Allowance for loan losses                    6/30/98          6/30/97
----------------------------------------------------------------------
                                                   (In thousands)

Balance at beginning of quarter               $6,817           $6,000
Provision for loan losses...............         200              250
Recoveries
   Commercial...........................          62               82
   Installment..........................           4                0
                                             -------------------------
Total...................................      $7,083           $6,332
                                             =========================

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Comparison for the six months ended June 30, 1998 and June 30, 1997

Interest income on investments decreased $544,000 to $26 million as compared to $26.6 million for the same period in 1997. The decrease resulted from $807,000 caused by lower interest rates, offset by an increase of $263,000 from higher volume. The average balance for the investment portfolio increased to $773 million up from $762.2 million in 1997.

Interest income on loans increased to $14.6 million in 1998, up $1.4 million compared to $13.2 million for the same period in 1997. Higher volume resulted in $1.3 million, and an increase in interest rates contributed $93,000, as the prime rate rose by 12 basis points from 8.38% in 1997 to 8.50% for 1998. The average loan balance for the period increased to $321.3 million, up $28.8 million from $292.5 million in 1997.

Non interest income increased slightly to $2.6 million, up $154,000 from the prior year of $2.5 million. This was primarily the result of an increase in higher volume from the International Department operations , and other fee income.

Interest expenses on interest bearing deposits decreased $406,000 to $14 million, down from $14.5 million for the same period in 1997. The decrease was caused by $371,000 from lower deposits, and $35,000 from lower interest rates. Average interest bearing deposits decreased $13 million to $619.6 million in 1998, when compared to $632.6 million in 1997.

Interest expense on repurchase agreements increased to $4.1 million, up $453,000, when compared to $3.7 million for the same period in 1997. The increase was the result of $373,000 from higher volume plus $80,000 from higher interest rates. The average balance for repurchase agreements outstanding increased by $13.1 million to $145.1 million, up from $132 million in 1997.

Interest expense from other borrowings consisting of federal funds purchased, US Treasury demand notes, and FHLB advances, increased by $509,000 to $1.1 million, up from $605,000 for the same period in 1997. This was the result of $472,000 from higher volume and $37,000 from higher interest rates. Average outstanding balances for other borrowings increased to $39.6 million in 1998, up $16.8 million from 1997. These funds were employed to support the increases in both the loan and investment portfolios.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Non interest expense increased to $11.8 million, up from $11.2 million in 1997. This was principally the result of a $462,000 increase in salaries and benefits, and $161,000 in other expenses.

LOAN LOSSES AND NON PERFORMING ASSETS

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more delinquent. Loans past due 90 days or more and are still accruing are either secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or charged off.

The following table sets forth certain information with respect to the loan loss experience for the year to date June 30, 1998 and 1997.

                                                    Year To Date
Allowance for loan losses                     6/30/98         6/30/97
----------------------------------------------------------------------
                                                   (In thousands)

Balance at beginning of period                $6,167           $5,617
Provision for loan losses..................      600              500
Recoveries
   Commercial..............................      310              211
   Installment.............................        6                4
                                              ------------------------
Total......................................   $7,083          $ 6,332
                                              ========================

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                     As of
Non accrual & Past due loans                  6/30/98       6/30/97
--------------------------------------------------------------------
                                              (Dollars in thousands)

Non - accrual loans........................   $  152         $1,307
Loans past due more than 90 days
   & still accruing........................    1,726          2,655
                                              ----------------------
   Total...................................   $1,878         $3,962
                                              ======================
Non - accrual loans as a % of reserve           2.1%          20.6%
Non - accrual loans as a % of total
         average loans.....................      .05             .4
Interest income that would have
   been earned on non- accrual loans ......   $    3         $   54

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Liquidity

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset/liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowing.

At June 30, 1998, average cash and short term investments totaled $65 million and accounted for 5.40% of the Bank's total average assets, as compared with $56.4 million or 4.9% as of June 30, 1997.

Scheduled loan payments and payments of principal and interest from the investment portfolio provide additional liquidity. There were no sales of securities during the six months ended June 30, 1998, as compared to $10.2 million in the same period for 1997. $109.5 million was received for the six months of 1998 from maturities and principal pay downs of investments, net of amortization, which $72.6 million was recorded during the same period in 1997. In 1998, purchases of investments totaled $184.2 million, compared to $153.8 million in 1997.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $873.4 million during the six months ending June 30, 1998, compared to $860.7 million for the six months ending June 30, 1997. The bank continues to retain a substantial portion of its average total deposits in the form of non interest bearing funds, which were 29% and 26% of total deposits at June 30, 1998 and 1997, respectively.

Bancorp's cash needs consist primarily of dividends, which were $1,950,439 and $1,935,418 in the second and first quarters of 1998, respectively. Dividends paid in 1997 for the same periods were $1,736,079 and $1,727,513, respectively.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $82.9 million as of June 30, 1998 as compared to $76.7 million as of June 30, 1997. The Bank's Board of Directors declared and paid a dividend of $.20 per share of common stock for the first and second quarters of 1998, as compared to $.175 for the same period in 1997, which reflects a 14% increase, and a 2 for 1 stock split which occurred in October of 1997.

           MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios in excess of the required "Well Capitalized" level, as shown below. The Bank was also in excess of the required leverage ratio of 4%, with 8.41% for the second quarter of 1998, and 8.38% for the same period in 1997.

There was an overall increase of $3.2 million in capital from June 30, 1997 to June 30, 1998. Of this change, there was an increase in retained earnings of $6.1 million, an increase in the change in market value of the available for sale securities (net of tax effect) of $700,000, and a reduction of $3.6 million for Treasury stock purchases.

                                       Required                MNY Bancorp
                                       --------                -----------
                                               Well
                                 Minimum   Capitalized    6/30/98      6/30/97
                                 -------   -----------    -------      -------
Tier I Capital Ratio...........   4.00%        6.00%       17.02%       19.25%
Total Capital Ratio............   8.00        10.00        18.22        20.50
Leverage Ratio.................   4.00         5.00         8.41         8.38

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                                 Part I - Item 3

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

The objective of the Bank's interest rate risk management activities are to define an acceptable level of risk based on the Bank's business focus, capital and liquidity requirements and to manage interest rate risk and maintain net interest margins in a changing rate environment. Management seeks to reduce the vulnerability of the Bank's operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing periods. The Bank does not currently engage in trading activities or use of off balance sheet derivative instruments to control interest rate risk. The Board of Directors have authorized management to use derivatives if management deems it beneficial to the Bank.

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

In addition, management seeks to reduce the vulnerability of the Bank's operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest sensitive liabilities within specified maturities or repricing periods, as set forth in the following interest rate sensitivity gap analysis.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                           Part I - Item 3 (Continued)

Interest Rate Sensitivity Gap Analysis
As of June 30, 1998
(In thousands)

                                                   Less Than        3 to 12        1 to 5          Over
                                                    3 Months        Months          Years        5 Years       Total
-----------------------------------------------------------------------------------------------------------------------
Interest - Earning Assets
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold                                 $    5,000           --             --            --      $    5,000

Securities available for sale*                         47,862        143,591        360,771        38,801       591,025

Securities held to maturity*                           14,928         44,791        126,980        35,314       222,013

Loans                                                 330,467          4,558          6,482         1,471       342,978

-----------------------------------------------------------------------------------------------------------------------
Total interest earning assets                      $  398,257     $  192,940     $  494,233    $   75,586    $1,161,016
=======================================================================================================================

Interest-Bearing Liabilities
-----------------------------------------------------------------------------------------------------------------------

Interest-bearing deposits                          $  467,101     $  125,369     $   22,460          --      $  614,930

Securities sold under
   repurchase agreements                              120,000         35,000           --            --         155,000

FHLB advances                                          20,000         25,000           --            --          45,000

Other short-term borrowings                            20,000           --             --            --          20,000
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                 $  627,101     $  185,369     $   22,460    $     --      $  834,930
=======================================================================================================================
Net interest rate sensitivity gap                    (228,844)         7,571        471,773        75,586       326,086
Cumulative gap position                              (228,844)      (221,273)       250,500       326,086

Cumulative gap/total earning assets:
At June 30, 1998                                       (19.71)%       (19.06)%        21.58%        28.09%

At June 30, 1997                                       (23.60)%       (33.61)%        18.92%        22.56%

* Adjusted for weighted average maturity dates and prepayments for mortgage back securities. All securities are disclosed at book value.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                           Part I - Item 3 (Continued)

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long - and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. During the second quarter of 1998, the Bank increased utilization of short-term borrowings to fund loans and the investment portfolio. As a result, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of June 30, 1998 totaled $343 million, which were virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with $664 million of these securities having expected weighted average maturities of approximately five years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations, including $254 million in average demand deposits and $215 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of June 30, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at June 30, 1997.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                           Part I - Item 3 (Continued)

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                                June 30,1998
                           ------------------------------------------------------
                                            Estimated Increase (Decrease) in NPV*       Percent Increase
Change in Interest Rates   Estimated NPV    -------------------------------------       (Decrease) in NPV at
(Basis Points)             Amount               Amount                Percent           June 30, 1997
------------------------------------------------------------------------------------------------------------

(Dollars in thousands)

+200                       143,353              (28,470)               (17)%            (20)%
+100                       160,531              (11,292)                (7)%             (9)%

--                         171,823                 --                   --               --

-100                       173,498               1,675                  0.97%              4%
-200                       173,026               1,203                  0.70%              6%

* Pre- Tax

Certain assumptions are employed in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Even if the interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the slope of the Treasury yield curve would cause significantly different changes to the NPV than indicated in the chart.

                                     PART II

          Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Bancorp, was held on April 28, 1998 at 12:00 noon for the following purposes:

1. To elect thirteen directors to serve until the next Annual Meeting of Stockholders and/or until their successors are elected and qualified. All served the prior year.

      Charles J. Baum
      William J. Cardew
      Eric W. Gould
      Rudolf H. Hertz
      Isidore Karten
      James G. Lawrence
      Robinson Markel
      Paul Meyrowitz
      Alan Mirken
      Mitchell J. Nelson
      Leonard Schlussel
      Charles I. Silberman
      Spencer B. Witty

      Total Votes For                 8,385,927
      Total Votes Against                 3,231
      Total Votes Withheld            1,282,625

2. To consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the aggregate number of shares of Common Stock, par value $.001 per share, which the Company shall have authority to issue, from the present 10,000,000 shares to 40,000,000 shares.

      Total Votes For                 7,800,552
      Total Votes Against               574,976
      Total Votes Withheld            1,296,255

3. To transact such other business as may properly come before the Meeting or any adjournments or postponements thereof. There were no other matters discussed.

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

                                            MERCHANTS NEW YORK BANCORP, INC.
                                            Registrant

Date: August 13, 1998                       /s/ James G. Lawrence
                                            ------------------------------------
                                            James G. Lawrence
                                            President & Chief Executive Officer

Date: August 13, 1998                       /s/ M. Nasette Espiritu
                                            ------------------------------------
                                            M. Nasette Espiritu
                                            Assistant Vice President & Assistant
                                            Comptroller