Form 10-Q
period 1998-09-30
MERCHANTS NEW YORK BANCORP INC
filed 1998-11-13
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

     For the quarter ended                       Commission File No. 0-22058
      September 30, 1998

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

      As of November 10, 1998, there were 9,719,441 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp
                          Quarterly Report on Form 10-Q
                        Quarter Ended September 30, 1998

Table of Contents

Part  I  Financial Information                                              Page
                                                                            ----
   Item 1.  Financial Statements (Unaudited)

       Consolidated Balance Sheets                                            1
       Consolidated Statements of Income                                      2
       Consolidated Statements of Comprehensive Income                        3
       Consolidated Statements of Changes in Stockholder's Equity             4
       Consolidated Statements of Cash Flows                                  5
       Notes to Consolidated Financial Statements                             6

   Item 2.  Management's Discussion and Analysis of

       Financial Condition and Results of Operations                          8

   Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk                                                           15

Part  II  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                 19

Signatures                                                                   19

                           Merchants New York Bancorp
                           Consolidated Balance Sheets

                                                             September 30,     December 31,
                                                                 1998             1997
                                                            --------------   --------------
                                                             (Unaudited)
Assets

Cash and due from banks                                     $   25,158,649       51,209,936
Federal funds sold                                              10,000,000       67,000,000
Securities available for sale, at market value                 627,170,981      541,634,211
Investment securities (market value of
  $218,377,705 in 1998
  and $219,901,903 in 1997)                                    211,724,088      215,170,777
Loans, net of unearned discounts                               401,869,813      331,807,721
  Less allowance for loan losses                                 7,441,831        6,167,157
                                                            --------------   --------------
               Total loans, net                                394,427,982      325,640,564

Bank premises and equipment                                      6,648,303        6,937,748
Customers' liability on acceptances                             16,002,261       14,374,602
Other assets                                                    15,192,502       13,774,397
                                                            --------------   --------------
               Total Assets                                 $1,306,324,766    1,235,742,235
                                                            --------------   --------------

Liabilities and Stockholders' Equity

Liabilities

Deposits:
  Demand                                                    $  244,341,951      267,561,571
  NOW                                                           40,920,272       47,295,963
  Savings                                                       25,447,466       24,736,235
  Money market                                                 140,580,354      145,336,114
  Time                                                         442,270,362      419,157,042
                                                            --------------   --------------
               Total deposits                                  893,560,405      904,086,925
Securities sold under repurchase agreements                    200,000,000      160,000,000
Other short-term borrowings                                     60,525,530       32,179,723
Acceptances outstanding                                         16,002,261       14,374,602
Other liabilities                                               20,182,674       18,906,588
                                                            --------------   --------------
               Total Liabilities                             1,190,270,870    1,129,547,838

Stockholders' Equity

Capital stock $.001 par value per share;
  40,000,000 and 10,000,000
  authorized shares in 1998
  and 1997, respectively; 9,989,332
  issued & outstanding                                               9,989            9,989
Surplus                                                         23,889,352       23,889,352
Undivided profits                                               85,648,785       80,016,764
Less: Treasury stock at cost
  (256,916 and 317,549 shares
  in 1998 and 1997, respectively)                                6,387,978        6,665,520
Accumulated other comprehensive
  income, net of tax:
    Unrealized appreciation on
    securities available for sale                               12,893,748        8,943,812
                                                            --------------   --------------
               Total Stockholders' Equity                      116,053,896      106,194,397
                                                            --------------   --------------
               Total Liabilities and Stockholders' Equity   $1,306,324,766    1,235,742,235
                                                            --------------   --------------

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp
                        Consolidated Statements of Income
                                  (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                              Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                                1998          1997          1998          1997
                                             -----------   -----------   -----------   -----------
Interest and Dividend Income
   Interest on loans                         $ 8,533,526   $ 8,039,203   $23,180,733   $21,279,227
   Interest and dividends on investment
     securities:
     Taxable                                  12,543,187    12,526,203    36,324,080    36,932,148
     Non-taxable                               1,185,389     1,068,431     3,442,749     3,244,379
   Other interest income                          65,027        53,574       600,705       225,676
                                             -----------   -----------   -----------   -----------
      Total interest and dividend income     $22,327,129   $21,687,411   $63,548,267   $61,681,430
                                             -----------   -----------   -----------   -----------

Interest Expense
   Interest on deposits                        7,231,451     7,303,493    21,307,105    21,781,301
   Interest on securities sold under
     repurchase agreements                     2,621,489     3,080,403     6,767,426     6,773,037
   Interest on other short-term borrowings       967,677       422,658     2,074,619     1,027,653
                                             -----------   -----------   -----------   -----------
     Total interest expense                  $10,820,617   $10,806,554   $30,149,150   $29,581,991
                                             -----------   -----------   -----------   -----------


     Net Interest Income                     $11,506,512   $10,880,857   $33,399,117   $32,099,439
   Provision for possible loan losses            150,000       500,000       750,000     1,000,000
                                             -----------   -----------   -----------   -----------
     Net int. inc. after provision for
       loan losses                           $11,356,512   $10,380,857   $32,649,117   $31,099,439
                                             -----------   -----------   -----------   -----------

Non Interest Income
   Service fee and other charges                 309,952       321,856       940,697       970,782
   International department services             755,934       728,703     2,146,307     2,030,908
   Fee income                                    275,407       326,623       892,236       840,321
   Other income                                        0             0         3,136             0
   Investment sales - net gains                   28,339             0        28,339        21,901
                                             -----------   -----------   -----------   -----------
     Total non interest income               $ 1,369,632   $ 1,377,182   $ 4,010,715   $ 3,863,912
                                             -----------   -----------   -----------   -----------

Non Interest Expenses
   Salaries and employee benefits              3,232,413     3,008,688     9,996,314     9,310,988
   Net occupancy                                 665,189       643,687     1,931,423     1,949,684
   Equipment                                     202,529       201,997       620,446       573,974
   Other expenses                              1,450,573     1,659,731     4,887,199     4,925,518
                                             -----------   -----------   -----------   -----------
     Total non interest expenses             $ 5,550,704   $ 5,514,103   $17,435,382   $16,760,164
                                             -----------   -----------   -----------   -----------

Income before income taxes                   $ 7,175,440   $ 6,243,936   $19,224,450   $18,203,187
Provision for income taxes                     2,427,434     1,890,731     6,563,473     6,583,111
                                             -----------   -----------   -----------   -----------
     Net Income                              $ 4,748,006   $ 4,353,205   $12,660,977   $11,620,076
                                             -----------   -----------   -----------   -----------

   Earnings per share:
      Basic                                        $0.49         $0.45         $1.30         $1.19
      Diluted                                      $0.48         $0.44         $1.28         $1.17

   Average number of common shares
      Basic                                    9,735,011     9,664,348     9,712,405     9,793,765
      Diluted                                  9,873,143     9,849,667     9,866,441     9,954,759
                                             -----------   -----------   -----------   -----------

   Dividends per common share                      $0.20         $0.20         $0.60         $0.55
                                             -----------   -----------   -----------   -----------

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                              Three Months Ended          Nine Months Ended
                                                  Sept. 30,                   Sept. 30,
                                              1998         1997          1998          1997
                                          -----------   -----------   -----------   -----------
Net income                                $ 4,748,006   $ 4,353,205   $12,660,977   $11,620,076
Other comprehensive income, net of tax:
   Unrealized appreciation on
   securities available for sale
   during the period                        4,499,578     1,827,505     3,967,176     2,099,077
   Less: reclassification adjustment
   for gains included in net income           (17,240)            0       (17,240)      (11,590)
                                          -----------   -----------   -----------   -----------

Comprehensive income                      $ 9,230,344   $ 6,180,710   $16,610,913   $13,707,563
                                          ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp
           Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                             For the nine months ended Sept. 30,
                                                  1998               1997
                                             --------------      -------------
Capital stock:
   Balance at beginning of year               $       9,989      $       4,988
   Shares issued through exercise
       of Employee Stock Options:
       7,105 shares in 1997*                              0                  7
                                              -------------      -------------
   Balance at end of period                           9,989              4,995
                                              =============      =============

Surplus:
   Balance at beginning of year                  23,889,352         23,749,629
   Excess over par value on shares
       issued through the exercise
       of Employee Stock Option                           0             21,618
                                              -------------      -------------
   Balance at end of period                      23,889,352         23,771,247
                                              =============      =============

Undivided profits:
   Balance at beginning of year                  80,016,764         72,915,689
   Net income                                    12,660,977         11,620,076
   Cash dividends paid                           (5,832,580)        (5,397,754)
   Common stock issued from treasury stock       (1,196,376)                 0
                                              -------------      -------------
   Balance at end of period                      85,648,785         79,138,011
                                              =============      =============

Treasury stock:
   Balance at beginning of year                  (6,665,520)          (552,910)
   Repurchase of 54,043 and 159,262
       shares of common stock in 1998
       and 1997, respectively                    (2,055,284)        (6,492,331)
   Issuance of 114,676 and 11,953 shares
       of common stock in 1998 and 1997,
       respectively                               2,332,826            364,121
                                              -------------      -------------
   Balance at end of period                      (6,387,978)        (6,681,120)
                                              =============      =============

Accumulated other comprehensive income:
   Net unrealized appreciation on securities
   available for sale, net of tax effect
   Balance at beginning of year                   8,943,812          7,418,236
   Changes during the period, net of tax          3,949,936          2,087,487
                                              -------------      -------------
   Balance at end of period                      12,893,748          9,505,723
                                              =============      =============

Total stockholders' equity
   Balance at beginning of year                 106,194,397        103,535,632
   Changes during the period, net                 9,859,499          2,203,224
                                              -------------      -------------
   Total ending balance                       $ 116,053,896      $ 105,738,856
                                              =============      =============

 * 1997 numbers and shares do not reflect the 2:1 stock split in October 1997.

          See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp
                      Consolidated Statements of Cash Flows
               For the periods ended September 30, 1998, and 1997
                                  (Unaudited)

                                                           1998             1997
                                                       -------------    -------------
Cash flows from operating activities:
   Net income                                          $  12,660,977    $  11,620,076
                                                       -------------    -------------
   Adjustments to reconcile net income
       to net cash provided by operating
       activities:
       Depreciation                                          825,451          751,092
       Amortization of premium, net of discounts           5,992,745        3,874,614
       Provision for loan losses                             750,000        1,000,000
       Gains on sales                                        (28,339)         (21,901)
       (Decrease) increase in unearned discounts             (11,664)           8,538
       Increase in taxes payable                             637,148          158,173
       Increase in interest receivable                    (1,483,094)        (614,014)
       (Decrease) increase in interest payable            (1,048,753)          64,572
       Decrease in accrued expenses                         (445,899)        (461,659)
       Increase in other assets                              (20,725)        (434,019)
       (Decrease) increase  in other liabilities            (210,636)         227,136
                                                       -------------    -------------
           Net cash provided by operating activities      17,617,211       16,172,608
                                                       -------------    -------------

Cash flows from investing activities:
       Net decrease in federal funds sold                 57,000,000       15,000,000
       Proceeds from redemptions of
           securities available for sale                 131,482,662       90,656,410
       Proceeds from sales of securities
           available for sale                              6,844,407       10,175,000
       Purchase of securities available for sale        (252,256,745)    (142,895,228)
       Proceeds from redemptions of
           investment securities                          40,822,734       25,194,192
       Purchase of investment securities                  (8,653,389)     (18,399,115)
       Net increase in customer loans                    (69,525,754)     (78,740,626)
       Net increase in bank premises and equipment          (450,285)      (1,012,271)
                                                       -------------    -------------
           Net cash used in investing activities         (94,736,370)    (100,021,638)
                                                       -------------    -------------

Cash flows from financing activities:
       Net decrease in demand deposits, NOW, savings
           and money market accounts                     (33,639,840)     (45,313,099)
       Net increase in certificates of deposits           23,113,321       11,297,421
       Net increase in securities sold under
           repurchase agreements                          40,000,000       90,000,000
       Net increase in other short-term borrowings        28,345,806       31,236,465
       Proceeds from issuance of common stock              1,136,449           21,625
       Purchases of treasury stock                        (2,055,284)      (6,128,210)
       Dividends paid                                     (5,832,580)      (5,397,754)
                                                       -------------    -------------
           Net cash provided by financing activities      51,067,872       75,716,448
                                                       -------------    -------------

Net decrease in cash and cash equivalents                (26,051,287)      (8,132,582)
Cash and cash equivalents at
   beginning of the period                                51,209,936       57,840,059
                                                       -------------    -------------
Cash and cash equivalents at end
   of the period                                       $  25,158,649    $  49,707,477
                                                       =============    =============

Supplemental disclosure of cash
  flow information:
       Interest paid                                      31,197,902       29,517,418
       Taxes paid                                          5,926,325        6,424,938

          See accompanying notes to consolidated financial statements.

                           MERCHANTS NEW YORK BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Part I - Item 1

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of September 30, 1998 and 1997 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1997 financial statements to conform to the current presentation. The interim financial statement should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1997.

2. Earnings Per Share - In compliance with the disclosure requirements of SFAS No. 128, "Earnings Per Share," presented below is the calculation of basic and diluted earnings per share ( EPS ) for Bancorp as of September 30, 1998 and 1997.

                                      First         Second        Third         Year
                                      Quarter       Quarter       Quarter       To Date
                                      -------       -------       -------       -------
1998

Net Income                            $ 3,687,454   $ 4,225,517   $ 4,748,006   $12,660,977
Less: minority interest                     1,856         1,856         1,856         5,568
                                      -----------   -----------   -----------   -----------
Net income available to common
      shareholders                    $ 3,685,598   $ 4,223,661   $ 4,746,150   $12,655,409
Weighted average shares outstanding     9,678,634     9,698,633     9,735,011     9,712,405
Plus: effect of stock options as
        dilutive securities               206,331       133,548       138,132       154,036
                                      -----------   -----------   -----------   -----------
Adjusted weighted average shares
         assuming dilution              9,884,965     9,832,181     9,873,143     9,866,441
EPS - Basic                           $      0.38   $      0.43   $      0.49   $      1.30
EPS - Diluted                         $      0.37   $      0.43   $      0.48   $      1.28
===========================================================================================

1997

Net Income                            $ 3,391,083   $ 3,875,788   $ 4,353,205   $11,620,076
Less: minority interest                         0             0             0             0
                                      -----------   -----------   -----------   -----------
Net income available to common
      shareholders                    $ 3,391,083   $ 3,875,788   $ 4,353,205   $11,620,076
Weighted average shares outstanding     9,901,545     9,871,925     9,664,348     9,793,765
Plus: effect of stock options as
        dilutive securities               121,547       151,791       185,319       160,994
                                      -----------   -----------   -----------   -----------
Adjusted weighted average shares
      assuming dilution                10,023,092    10,023,716     9,849,667     9,954,759
EPS - Basic                           $      0.34   $      0.39   $      0.45   $      1.19
EPS - Diluted                         $      0.34   $      0.39   $      0.44   $      1.17
===========================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Part I - Item 2 (Continued)

3. Accumulated Other Comprehensive Income- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized appreciation or depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are the before tax and tax expense numbers applicable as of September 30, 1998 and December 31, 1997.

                                    Before Tax         Tax         Net-of-Tax
                                    ----------         ---         ----------
                                      Amount         Expense         Amount
                                      ------         -------         ------
Other Comprehensive Income:
Unrealized appreciation, as
 of September 30, 1998, changes
 arising during period             $20,596,060     $ 7,702,312     $12,893,748
                                   -----------     -----------     -----------
Unrealized appreciation, as
 of December 31, 1997, changes
 arising during period             $14,301,903     $ 5,358,091     $ 8,943,812
                                   -----------     -----------     -----------

4. Accounting for the Disclosure about Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Among other things, SFAS No. 131 requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined), and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets in annual and interim financial statements. Management believes that the Bank operates under one segment as defined by SFAS No. 131, and additional disclosure is not required.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 Part I - Item 2

Comparison for the three months ended September 30, 1998 and September 30, 1997

Interest income on investments increased $134,000 to $13.7 million as compared to $13.6 million for the same period in 1997. The increase was a result of $912,000 from higher volume, offset by a decrease from lower interest rates of $778,000. The average balance for the investment portfolio increased to $818.8 million , up from $764.7 million in 1997.

Interest income on loans increased to $8.5 million, up $495,000 compared to $8.0 million for the same period in 1997. $501,000 was from higher volume, offset by a reduction from lower interest rates of $ 6,000. The prime rate remained the same at 8.50% for both periods. The average loan balance for the quarter increased to $368.5 million, up $21.6 million from $346.9 million in 1997.

Non interest income remained approximately the same at $1.3 million for both periods.

Interest expense on interest bearing deposits decreased $72,000 to $7.2 million, down from $7.3 million for the same period in 1997. The decrease was a result of $193,000 from lower interest rates, offset by $121,000 from higher volume. Average interest bearing deposits increased $14.2 million to $628.7 million, when compared to $614.5 million in 1997.

Interest expense on repurchase agreements decreased to $2.6 million, a reduction of $459,000, when compared to $3.1 million for the same period in 1997. The decrease was the result of $357,000 from lower volume, and $102,000 from lower interest rates. The average balance for repurchase agreements outstanding decreased by $24.6 million for the quarter to $182.1 million, down from $206.7 million in 1997.

Interest expense from other borrowings consisting of federal funds purchased, US Treasury demand notes, and FHLB advances increased by $546,000 to $968,000 up from $422,000 for the same period in 1997. This was primarily the result of $548,000 from higher volume, principally FHLB advances. Average outstanding balances for other borrowings increased to $67.2 million in 1998, up $38.2 million from $29.0 million in 1997. These funds were employed to reduce outstanding repurchase agreements, and to fund the increases in the loan and investment portfolios.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Non-interest expenses remained relatively the same at $5.5 million for both periods ending September 30, 1998 and 1997.

Income tax expense increased by $500,000 to $2.4 million, compared to $1.8 million for 1997. This was due principally to higher income before taxes of $931,000.

LOAN LOSSES

An addition of $150,000 was made to the Provision for Loan Losses for the third quarter in 1998, versus $500,000 in 1997.

The loan loss provision is based on maintaining a loan loss reserve to cover all non - accrual and higher risk loans. At September 30, 1998, our level of reserve follows industry standards, as demonstrated in other commercial banks, with the provision rising and falling to reflect the status of our loan portfolio risk. The bank's allowance for loan losses at both September 30, 1998 and 1997 was 2 % of average loans outstanding. In addition to non - accrual loans, we consider loans classified by management as having higher than normal credit risk but where a loss is not currently anticipated.

                                                             Quarter Ending
                                                          --------------------
Allowance for loan losses                                  9/30/98     9/30/97
--------------------------------------------------------------------------------
                                                             (In thousands)

Balance at beginning of quarter ..................         $7,084      $6,332
Provision for loan losses ........................            150         500
Recoveries
         Commercial ..............................            202          40
         Installment .............................              6           0
                                                           ------------------
Total ............................................         $7,442      $6,872
                                                           ==================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Comparison for the nine months ended September 30, 1998 and September 30, 1997

Interest income on investments decreased $409,000 to $39.7 million as compared to $40.1 million for the same period in 1997. The decrease resulted from $1.6 million from lower interest rates, offset by an increase of $1.2 million from higher volume. The average balance for the investment portfolio increased to $787 million up from $763 million in 1997.

Interest income on loans increased to $23.1 million in 1998, up $1.9 million compared to $21.2 million for the same period in 1997. Higher volume accounted for $1.8 million, and an increase in interest rates contributed $88,000 as the average prime rate rose by 8 basis points from 8.42% in 1997 to 8.50% for 1998. The average loan balance for the period increased to $337 million, up $26 million from $311 million in 1997.

Non interest income increased slightly to $3.9 million, up $140,000 from the prior year of $3.8 million. This was primarily the result of an increase in higher volume from the International Department operations , and other fee income.

Interest expense on interest bearing deposits decreased $480,000 to $21.3 million, down from $21.7 million for the same period in 1997. The decrease was caused by $252,000 from lower deposits, and $228,000 from lower interest rates. Average interest bearing deposits decreased $3.7 million to $622.7 million in 1998, when compared to $626.5 million in 1997.

Interest expense on repurchase agreements remained the same at $6.7 million for both periods. The average balance for repurchase agreements outstanding increased slightly to $157.6 million, up from $157.1 million in 1997.

Interest expense from other borrowings consisting of Federal funds purchased, US Treasury demand notes, and FHLB advances, increased by $1.1 million to $2.1 million, up from $1 million for the same period in 1997. This was mainly the result of the increase in volume, principally FHLB advances. Average outstanding balances for other borrowings increased to $48.9 million in 1998, up $24 million from 1997. These funds were employed to support the increases in both the loan and investment portfolios.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

Non interest expense increased to $17.4 million, up from $16.7 million in 1997. This was principally the result of the $685,000 increase in salaries and benefits.

LOAN LOSSES AND NON PERFORMING ASSETS

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more delinquent. Loans past due 90 days or more which are still accruing, are either secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or charged off.

The following table sets forth certain information with respect to the loan loss experience for the year to date September 30, 1998 and 1997.

                                                               Year To Date
                                                         ---------------------
Allowance for loan losses                                 9/30/98      9/30/97
--------------------------------------------------------------------------------
                                                             (In thousands)

Balance at beginning of period ...................         $6,167      $5,617
Provision for loan losses ........................            750       1,000
Recoveries
         Commercial ..............................            512         251
         Installment .............................             13           4
                                                           ------------------
Total ............................................         $7,442      $6,872
                                                           ==================

The following table sets forth the aggregate amount of domestic non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                                   As of
                                                         ---------------------
Non accrual & Past due loans                               9/30/98     9/30/97
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Non - accrual loans...............................         $  155      $1,673
Loans past due more than 90 days
         & still accruing ........................            303         655
                                                           ------------------
         Total ...................................         $  458      $2,328
                                                           ==================
Non - accrual loans as a % of reserve ............            2.1%       24.3%
Non - accrual loans as a % of total
         average loans ...........................              0          .5
Interest income that would have
         been earned on non- accrual loans .......         $    3      $   89

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

Average cash and short term investments totaled $56 million and $54 million at September 30, 1998, and September 30, 1997 respectively. This accounted for 4.6% of the Bank's total average assets in both periods

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. $172 million was received for the first, second and third quarter of 1998 from maturities and principal pay downs for investment securities, as compared to $116 million during the same period in 1997. In 1998, purchases of investments securities totaled $261 million, compared to $161 million in 1997. Investment sales totaled $6.8 million recorded during the nine month period ending September 30, 1998, as compared to $10.2 million in the same period for 1997.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $873.5 million as of September 30, 1998, compared to $850 million for the same period in 1997. The bank continues to retain a substantial portion of its average total deposits in the form of non interest bearing funds, which were 29% and 26% of total deposits at September 30, 1998 and 1997, respectively.

Bancorp's cash needs consist primarily of dividends, which were $1,935,418, $1,950,439, and $1,946,723 in the first, second and third quarters of 1998, respectively. Dividends paid in 1997 for the same periods were $1,736,079, $1,727,513 and $1,934,162, respectively.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $85.6 million as of September 30, 1998 as compared to $79.1 million as of September 30, 1997. The Bank's Board of Directors declared and paid a dividend of $.20 per share of common stock for each of the first, second and third quarters of 1998. In 1997 first and second quarter dividends paid and declared were .175, and for the third quarter .20, which reflects a 14% increase.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                          Part I - Item 2 ( Continued)

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios in excess of the required "Well Capitalized" level, as shown below. The Bank was also in excess of the "Well Capitalized" leverage ratio of 5%, with 8.21% at September 30, 1998, and 8.01% at the same time in 1997.

There was an overall increase of $10.3 million in capital from September 30, 1997 to September 30, 1998. Of this change, there was an increase in retained earnings of $6.5 million, an increase in the change in market value of available for sale securities (net of tax effect) of $3.3 million and a net decrease of $290,000 in Treasury stock transactions.

                                            Required            MNY Bancorp
                                            --------            -----------
                                                Well
                                      Minimum   Capitalized   9/30/98   9/30/97
                                      -------   -----------   -------   -------
Tier I Capital Ratio.............      4.00%       6.00%       15.92%    17.20%
Total Capital Ratio..............      8.00       10.00        17.07     18.44
Leverage Ratio...................      3.00        5.00         8.21      8.01

The Year 2000 Issue

The Bank has formed a Year 2000 Compliance Committee that reports the progress of the Year 2000 Plan to the Board of Directors on a quarterly basis. The committee has inventoried the Bank's hardware and software programs and has forwarded letters to the various vendors regarding their status for Year 2000 compliance. As of September 30, 1998, the committee had fully completed the development of a strategy and created full organizational awareness. Other areas including renovation, validation (testing), and implementation have scheduled completion dates by the third quarter of 1999.

In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. Cost totaling approximately $360,000 have been identified for testing and other expenses associated with the Year 2000 as of September 30, 1998, and are being expensed as incurred. Additional cost are expected, but it is management's opinion that the cost will not be material to the Bank's earnings.

          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                          Part I - Item 2 (Continued)

There can be no complete assurance that the Company will not be adversely affected by unforseen problems in the Company's computer systems or in systems provided by third parties and by other entities not associated with the Company which are unsuccessful in properly addressing this issue.

Contingency plans covering business resumption have been written incompassing a plan of action in the event of systems failure.



Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements which are based on management's current expectations regarding economic, legislative and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary from current management's expectations include, but are not limited to general economic conditions: changes in interest rate, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation and regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

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

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                           Part I - Item 3 (Continued)

Interest Rate Sensitivity Gap Analysis
As of September 30, 1998
(In thousands)

                                      Less Than      3 to 12        1 to 5       Over
                                      3 Months       Months         Years       5 Years      Total
-----------------------------------------------------------------------------------------------------
Interest - Earning Assets
-----------------------------------------------------------------------------------------------------
Federal funds sold                   $   10,000          --            --           --     $   10,000

Securities available for sale*           40,386       121,159       374,530       70,500      606,575

Securities held to maturity*             12,238        36,714       124,263       38,509      211,724

Loans                                   390,002         4,057         6,216        1,595      401,870
-----------------------------------------------------------------------------------------------------
 Total interest earning assets       $  452,626    $  161,930    $  505,009   $  110,604   $1,230,169
=====================================================================================================

Interest-Bearing Liabilities
-----------------------------------------------------------------------------------------------------
Interest-bearing deposits            $  466,199    $  150,021    $   32,998         --     $  649,218

Securities sold under
     repurchase agreements              115,000        85,000          --           --        200,000

FHLB advances                              --          45,000          --           --         45,000

Other short-term borrowings              15,508          --            --           --         15,508
-----------------------------------------------------------------------------------------------------
Total interest-bearing liabilities   $  596,707    $  280,021    $   32,998   $     --     $  909,726
=====================================================================================================

Net interest rate sensitivity gap      (144,081)     (118,091)      472,011      110,604
Cumulative gap position                (144,081)     (262,172)      209,839      320,443      320,443

Cumulative gap/total earning assets:
At September 30, 1998                    (11.71)%      (21.31)%       17.06%       26.05%
At September 30, 1997                    ( 6.14)%      (24.76)%       14.45%       22.97%

* Adjusted for weighted average maturity dates and prepayments for mortgage back securities. All securities are disclosed at book value.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                           Part I - Item 3 (Continued)

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long - and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. During the third quarter of 1998, the Bank increased utilization of short-term borrowings to fund loans and the investment portfolio. As a result, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of September 30, 1998 totaled $402 million, which were virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with an ending book value of $682 million, and an expected weighted average maturity of approximately five years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations, including $251 million in average demand deposits and $234 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of September 30, 1998, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+/-200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at September 30, 1997.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
                           Part I - Item 3 (Continued)

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                               September 30,1998
                           ----------------------------------------------------------  Percent Increase
Change in Interest Rates   Estimated NPV    Estimated Increase (Decrease) in NPV*      (Decrease) in NPV at
(Basis Points)             Amount              Amount                Percent           September 30, 1997
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

+200                       148,693            (25,535)                 (15)%                   (16)%
+100                       165,917             (8,311)                  (5)%                    (7)%

 --                        174,228               --                    --                       --

(100)                      173,320              (908)                (0.52)%                      2%
(200)                      172,702            (1,526)                (0.88)%                      3%

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

                                             MERCHANTS NEW YORK BANCORP, INC.
                                             Registrant

Date:    November 10, 1998                   /s/ James G. Lawrence
                                             -----------------------------------
                                             James G. Lawrence
                                             President & Chief Executive Officer

Date:    November 10, 1998                   /s/ M. Nasette Espiritu
                                             -----------------------------------
                                             M. Nasette Espiritu
                                             Assistant Vice President &
                                             Assistant Comptroller