Form 10-K/A
period 1998-12-31
MERCHANTS NEW YORK BANCORP INC
filed 1999-04-26
CIK 884383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                            Commission File No. 0-22058
    December 31, 1998

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

                                 Title of Class:
                                 ---------------

                         Common Shares, $.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K |_|.

      As of February 1, 1999, the aggregate market value of the voting stock held by non-affiliates was $249,993,942.

      As of February 1, 1999, 9,741,330 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the 1998 Annual Report of Merchants New York Bancorp, Inc. are incorporated by reference in Part I, Part II and Part IV.

(2) Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, dated March 19, 1999 of Merchants New York Bancorp, Inc. are incorporated by reference in Part III.

================================================================================

                        MERCHANTS NEW YORK BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I                                     1

ITEM 1.    BUSINESS                                                            1
ITEM 2.    PROPERTIES                                                         21
ITEM 3.    LEGAL PROCEEDINGS                                                  21
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                21

                                   PART II                                    22

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                                22
ITEM 6.    SELECTED FINANCIAL DATA                                            22
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          23
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         23
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        23
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           23

                                  PART III                                    23

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                    23
ITEM 11.   EXECUTIVE COMPENSATION                                             23
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     23
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     23

                                   PART IV                                    24

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                           24

                                 SIGNATURES                                   25

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

      Cash dividends were commenced in 1932 and since then have been paid consecutively every quarter for the ensuing 66 years.

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

      The Bank furnishes lending and depository services to small and medium size commercial and industrial customers and to individuals. Loan facilities to these customers include short term loans, revolving credit arrangements, term loans, personal installment loans, and auto loans. Most of the Bank's business loans are short term. Lending is limited to the New York metropolitan area which includes the five boroughs, Westchester, Long Island, and Northern New Jersey. No single borrower or group of related borrowers is indebted to the Bank in the aggregate for an amount in excess of $13.0 million. The Bank's legal lending limit was in excess of $15 million at December 31, 1998.

      During 1998, the Bank created two new subsidiary corporations. The first, Merchants New York Commercial Corp., a Delaware corporation, specializes in asset-based lending, providing revolving loans to manufacturing, wholesale, distribution and service companies with high working capital needs. The loans are based on the level of a company's working capital assets, primarily accounts receiveable and inventory. In addition, machinery and equipment loans for both existing and new equipment may be provided. In all instances, the loans are secured by the related assets which are closely monitored.

      The second new subsidiary, MBNY Holdings Corp., also a Delaware corporation, is a holding company that owns the common stock and a majority of the preferred stock of Merchants Capital Corporation, a real estate investment trust that owns the real estate related portion of the Bank's investment portfolio.

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

      Bank holding companies currently are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. 50% or more of the total capital is required to be "Tier 1 capital," consisting of shareholder equity plus retained earnings, less certain goodwill items and intangible assets. The remainder ("Tier 2 capital") may consist of (a) an allowance for loan losses not to exceed 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible debt securities, and (f) subordinated debt and intermediate-term preferred stock limited for this purpose to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

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

      Risk weighting is fixed according to the degree of risk each asset represents. Most loans receive a risk weight of 100%, except for performing first mortgage loans fully secured by certain residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance-sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor with a 50% risk-weight. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and commitments (including commercial credit lines) with an initial maturity of more than one year have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term or unconditionally cancelable commitments have a 0% factor.

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

      At December 31, 1998, the capital ratios of the Company and the Bank exceeded the FRB's minimum regulatory capital guidelines as follows:

                        Merchants New York Bancorp, Inc.

                                                Risked-Based Capital
              Leverage Capital(1)          Tier 1                  Total(2)
              ------------------      ----------------        ----------------
               Amount     Ratio       Amount     Ratio        Amount     Ratio
              ------------------      ----------------        ----------------
                                   (Dollars in Thousands)

Actual         $103,545    7.91%      $103,545   16.94%       $111,186   18.19%

Minimum
requirement      39,271    3.00         24,450    4.00          48,900    8.00
               --------   -----       --------   -----        --------   -----
Excess         $ 64,274    4.91%      $ 79,095   12.94%       $ 62,286   10.19%
               ========   =====       ========   =====        ========   =====

                         The Merchants Bank of New York

                                                Risked-Based Capital
              Leverage Capital(1)          Tier 1                  Total(2)
              ------------------      ----------------        ----------------
               Amount     Ratio       Amount     Ratio        Amount     Ratio
              ------------------      ----------------        ----------------
                                   (Dollars in Thousands)

Actual         $103,607    7.91%      $103,607   16.95%       $111,250   18.20%

Minimum
requirement      52,393    4.00         24,450    4.00          48,901    8.00
               --------   -----       --------   -----        --------   -----
Excess         $ 51,214    3.91%      $ 79,157   12.95%       $ 62,349   10.20%
               ========   =====       ========   =====        ========   =====

(1) The leverage capital requirement is generally between 3.0% and 5.0% for all but the most highly-rated companies.

(2) The Company's Tier 1 capital includes stockholders' equity, net of intangible assets, and gross of unrealized securities valuation accounts. Total risk-based (Tier 2) capital includes Tier 1 capital plus the amount of loan loss reserves or 1.25% of risk-weighted assets, whichever is less.

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

      As of December 31, 1998, the Bank's loans of $362 million, net of unearned discounts, represented 28% of total assets. The Bank has no foreign loans outstanding. The following table sets forth the composition of the Bank's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:

                                 1998         1997         1996         1995         1994
                              ---------    ---------    ---------    ---------    ---------
                                                      (In Thousands)
Commercial and industrial .   $ 339,982    $ 312,967    $ 283,341    $ 256,620    $ 254,098
Real estate - mortgage ....      19,307       15,723       10,941       11,276       11,205
Installment loans .........       2,520        3,212        2,855        3,067        2,894
                              ---------    ---------    ---------    ---------    ---------
Gross loans ...............     361,809      331,902      297,137      270,963      268,197
  Less:  unearned discounts         (46)         (94)         (56)         (59)         (80)
                              =========    =========    =========    =========    =========
Total (net of unearned
  discounts) ..............   $ 361,763    $ 331,808    $ 297,081    $ 270,904    $ 268,117
                              =========    =========    =========    =========    =========

      Approximately 45% of the current loan portfolio is outstanding to companies in the diamond, jewelry, furs and apparel industries. This includes loans to various types of companies such as wholesalers, retailers, manufacturers and casters. The Bank's portfolio is sensitive to downturns in the economy, since these items are purchased with disposable income. As of December 31, 1998, there are no categories of loans exceeding 10% of total loans except as shown in the above table. Substantially all of the Bank's loans are to borrowers in the New York metropolitan area.

      The following table sets forth the maturities of selected loans in the Bank's gross loan portfolio at December 31, 1998:

                                  Due One       Due One     Due After
                               Year or Less  to Five Years  Five Years    Total
                               ------------  -------------  ----------  --------
(In Thousands)
Commercial and industrial .....  $308,882      $ 27,376       $  3,678  $339,936
Real estate - mortgage ........     3,059        12,759          3,489    19,307
                                 --------      --------       --------  --------
Total .........................  $311,941      $ 40,135       $  7,167  $359,243
                                 ========      ========       ========  ========

Loans included in the above
which are due after one year,
which have:
Fixed interest rates ..........                $  5,269       $  2,169  $  7,438
Adjustable interest rates .....                  34,866          4,998    39,864
                                               --------       --------  --------
Total .........................                $ 40,135       $  7,167  $ 47,302
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

      The Bank's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management's plan has been (i) to maximize the amount of loans having interest rates that move with prime rate changes (approximately 93.4% of the loan portfolio is in this category) and (ii) to invest a major portion of the investment portfolio in mortgage-backed securities which have an average life of four years or less and a constant cash flow return of principal which can be reinvested on a monthly basis (during 1998 this cash flow averaged approximately $18 million per month). In addition, a substantial portion of the investment portfolio has been classified in the available-for-sale category to allow for sales to be made, when appropriate, to take advantage of interest rate arbitrage to improve future interest returns. As economic conditions change, management will modify the plan as necessary.

      One measure of the Bank's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1998, the Bank had a negative one-year gap of approximately (36%) of total interest-earning assets; that is, it had more interest-bearing liabilities than interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the decrease in interest income earned on assets. Conversely, in an increasing interest rate environment, a negative gap may result in an increase in the interest expense paid on liabilities that is more rapid than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-earning liabilities which will mature before interest-bearing assets, it does not indicate the extent to which they reprice. Therefore, at times, a negative gap may not increase earnings in a declining interest rate environment.

      The following table summarizes the Bank's interest rate sensitive assets and liabilities at December 31, 1998 according to the time periods in which they are expected to reprice, and the resulting gap for each time period:

                                          Less than       Three to        One to
                                             Three         Twelve          Five          Over
                                             Months        Months         Years       Five Years       Total
                                          ----------     ----------     ----------    ----------    ----------
                                                                  (Dollars in Thousands)
Interest-earning assets:
Federal funds sold ....................   $    5,000     $     --       $     --      $     --      $    5,000
U.S. government and
    agency obligations ................       59,905        179,724        393,722       121,555       754,906
Obligations of states and political
    subdivisions ......................          965          9,422         17,814        38,283        66,484
Other securities ......................         --             --             --          22,347        22,347
Commercial and industrial loans:
    Fixed rate ........................        8,439          3,685          4,142         1,273        17,539
    Adjustable rate ...................      322,397           --             --            --         322,397
Real estate loans:
    Fixed rate ........................         --            1,674          1,126           895         3,695
    Adjustable rate ...................       15,612           --             --            --          15,612
Installment loans .....................          388          1,017          1,115          --           2,520
                                          ----------     ----------     ----------    ----------    ----------
    Total interest-earning assets .....   $  412,706     $  195,522     $  417,919    $  184,353    $1,210,500
                                          ==========     ==========     ==========    ==========    ==========

Interest-bearing liabilities:
  NOW accounts ........................   $   46,445     $     --       $     --      $     --      $   46,445
  Savings accounts ....................       26,177           --             --            --          26,177
  Money market accounts ...............      162,789           --             --            --         162,789
  Time deposits .......................      269,495        126,002         21,371          --         416,868
Securities sold under repurchase
    agreements ........................      105,000         55,000           --            --         160,000
Other short term borrowing ............        4,282         45,000           --            --          49,282
                                          ----------     ----------     ----------    ----------    ----------
    Total interest-bearing liabilities    $  614,188     $  226,002     $   21,371    $     --      $  861,561
                                          ==========     ==========     ==========    ======        ==========
Net interest sensitivity gap ..........     (201,482)       (30,480)       396,548       184,353       348,939
Cumulative gap position ...............     (201,482)      (231,962)       164,586       348,939
Cumulative gap/total
    interest-earning assets ...........       (16.64%)       (19.16%)        13.60%        28.83%
                                          ==========     ==========     ==========    ==========

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

Asset Quality

      Management continually reviews delinquent loans to adequately assess problem situations and to quickly and efficiently remedy these problems whenever possible. When a loan becomes past due (when it is past due 90 days) and doubt exists as to the ultimate collection of principal or interest, the accrual of interest is discontinued. Any accrued but unpaid interest on such loans is charged against current earnings. Non-accrual loans at December 31, 1998 were $146,000 or 0.04% of total loans, while at December 31, 1997 and 1996, they were $159,000 and $1.1 million, respectively. Loans which are current as of December 31, 1998 but for which there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms are not material in amount.

      The  following   table  sets  forth  the  aggregate   amount  of  domestic
non-accrual, past due and restructured loans at the end of each of the most recent five fiscal years:

                                                     December 31,
                                      ------------------------------------------
                                      1998      1997     1996     1995     1994
                                      -----     -----    -----    -----    -----
                                                 (Dollars in Thousands)
Non-accrual loans ................    $ 146       159    1,109    2,169    1,311
Past due 90 days or more
  (other than above) .............      351       204      687      281      308
Restructured .....................     --        --       --       --       --
                                      -----     -----    -----    -----    -----
Total ............................    $ 497       363    1,796    2,450    1,619

Interest income that would
  have been earned on
  non-accrual and reduced
  rate loans outstanding .........        3       126      288      201       94
Interest income included in
  net income for the above
  loans ..........................     --          81       39     --       --
Non-accrual, past due and
  restructured loans as a
  percentage of total gross
  loans ..........................      .14%      .11      .60      .90      .60

      The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. This judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loan loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on changes in economic conditions and in the credit risk inherent in the loan portfolio. As of December 31, 1998, there were no potential problem loans of which they were aware that in management's opinion would materially impact financial results.

      The Bank's allowance for loan losses at December 31, 1998 was $7.97 million or 2.2% of total loans compared to $6.17 million or 1.86% of total loans at December 31, 1997. At December 31, 1996 the allowance was $5.62 million or 1.91% of total loans. Of the allowance for loan losses, non-accrual loans represented 1.8%, 2.6% and 19.74% at December 31, 1998, 1997 and 1996, respectively.

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

      As a general rule, non-accrual loans (those on which interest is no longer being accrued) are charged off at December 31 of each year. On average, $1 million of such loans have been charged off for each of the past five years. Some sub-standard loans outside the non-accrual category are also charged off on these occasions, resulting in the Bank's total charge-offs for the past five years having averaged $2.2 million per year. In the same period, the average annual provision for additions to the loan loss allowance was $1.6 million, with 1998 accounting for $1.4 million.

      The following table sets forth certain information with respect to the Bank's loan loss experience for each of the most recent five fiscal years:

                                                          December 31,
                                      ----------------------------------------------------
                                                    (Dollars in Thousands)
                                       1998        1997       1996        1995       1994
                                      -------     -------    -------    -------    -------
Allowance for loan losses
balance at beginning of year .......  $ 6,167       5,617      6,484      6,188      6,960
Provision for loan losses ..........    1,425       1,700      2,580      2,080      1,850
Charge offs:
   Commercial and industrial .......     (208)     (1,460)    (4,345)    (2,315)    (2,918)
   Installment .....................      (24)         (9)       (60)       (33)       (--)
                                      -------     -------    -------    -------    -------
Total charge offs ..................     (232)     (1,469)    (4,405)    (2,348)    (2,918)

Recoveries
   Commercial and industrial .......      589         314        952        563        294
   Installment .....................       16           5          6          1          2
                                      -------     -------    -------    -------    -------
Total recoveries ...................      605         319        958        564        296
Net charge offs ....................      373      (1,150)    (3,447)    (1,784)    (2,622)
                                      -------     -------    -------    -------    -------
Balance at end of year .............  $ 7,965       6,167      5,617      6,484      6,188
                                      =======     =======    =======    =======    =======
Ratio of net charge offs to
average loans outstanding,
net of unearned discounts ..........     (.11%)       .35       1.23        .65        .96

      The following table sets forth an approximate breakdown of the allowance for loan losses by major categories of loans for each of the most recent five fiscal years:(1)

                                                                 December 31,
                             ----------------------------------------------------------------------------------
                                  1998             1997             1996             1995            1994
                             --------------   --------------   --------------   --------------   --------------
                                     % of              % of             % of             % of             % of
                                     Loans             Loans            Loans            Loans            Loans
                                     in Ea.            in Ea.           in Ea.           in Ea.           in Ea.
                                     Categ.            Categ.           Categ.           Categ.           Categ.
                             Loan    to       Loan     to      Loan     to      Loan     to      Loan     to
                             Loss    Total    Loss     Total   Loss     Total   Loss     Total   Loss     Total
                             Allow   Loans    Allow    Loans   Allow    Loans   Allow    Loans   Allow    Loans
                             -----   -----    -----    -----   -----    -----   -----    -----   -----    -----
                                                            (Dollars in Thousands)
Commercial & industrial .   $   73   93.96       80    94.34     555    95.36   1,085    94.71     656    94.74
Real estate .............     --      5.34     --       4.70    --       3.68    --       4.16    --       4.18
Installment .............       20    0.70       22       96      24       96      23     1.13      20     1.08
Unallocated .............    7,872    --      6,065     --     5,038     --     5,376     --     5,512     --
                            ------            -----            -----            -----            -----
Total ...................   $7,965            6,167            5,617            6,484            6,188
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

      The Bank's investment policy is designed to promote three objectives. The primary objective is to provide liquidity necessary to meet day to day, cyclical and long term changes in the mix of the Bank's assets and liabilities. The second objective is to provide a stable flow of dependable earnings while maintaining liquidity through absorbing funds when loan demand decreases due to seasonal trends and to supply funds when loan demand increases toward its annual peak. The third objective is to provide a balance of quality and diversification to the Bank's assets. There is minimal exposure to trading losses, since the Bank invests but does not trade. Only high grade short term instruments and top rated bonds with an average life of four years or less are acquired with staggered maturities for liquidity.

      Current money and security market conditions are evaluated by the Bank's Investment Committee on a monthly basis. The Investment Committee includes Messrs. Witty, Hertz, Lawrence, Cardew and Gould. The Committee's strategy and investment program for each month, developed in accordance with the Bank's investment policy, is presented for approval at the previous month's Board meeting.

----------
(1) The allocation of loan loss allowance is calculated on the basis of 50% of the non-accruing commercial and industrial loans and a 5 year average of losses on installment loans. Such allocation is not necessarily indicative of the amounts in which future charge-offs may be taken or of future loss trends.

      As of December 31, 1998, no single issuer's securities accounted for as much as 10% of stockholders' equity, except for securities issued by the United States and its political subdivisions and agencies.

      The following table sets forth for the most recent three fiscal years the book values and estimated market values of the Company's investment securities:

                                                          December 31
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
                                                     (Dollars in Thousands)
Available for sale securities:

U.S. government and agency
   obligations .............................    $484,293    $496,300    $518,908

Obligations of states and political
   subdivisions ............................      28,435      22,838      19,848

Other securities ...........................     132,846       8,194       9,107
                                                --------    --------    --------

Total - available for sale (book value) ....    $645,574    $527,332    $547,863
                                                ========    ========    ========

Estimated market value .....................    $660,026    $541,634    $561,601
                                                ========    ========    ========

Held to maturity securities:

U.S. government and agency
   obligations .............................    $109,502    $159,690    $119,351

Obligations of states and political
   subdivisions ............................      59,813      55,154      47,219
Other securities ...........................      28,848         327         338
                                                --------    --------    --------
Total - held to maturity (book value) ......    $198,163    $215,171    $166,908
                                                ========    ========    ========
Estimated market value .....................    $203,429    $219,902    $169,340
                                                ========    ========    ========

      The following tables set forth the book values, range of maturities and average yields for each category at December 31, 1998.

                                 Securities Available for Sale (Market Value)
                      ---------------------------------------------------------------
                                  One to      Five to     Over      Total    Average
                      One Year     Five         Ten        Ten     Market    Yield to
                      or Less     Years        Years      Years     Value    Maturity
                      -------     -----        -----      -----     -----    --------
                                         (Dollars in Thousands)
U.S. Government
 Obligations(1)(2)..   $134,646    $ 78,099   $   --     $  1,118   $213,863   8.05%
U.S. agency
 obligations .......     88,789     285,209     18,454      2,000    394,452   7.41%
Obligation of state
 and political
 subdivisions(2) ...      1,214       5,080      5,267     17,785     29,346   5.27%
Other securities ...       --          --         --       22,365     22,365   7.21%
                       --------    --------   --------   --------   --------   ----
Total available
 for sale ..........   $224,650    $368,388   $ 23,721   $ 43,267   $660,026   7.52%
                       ========    ========   ========   ========   ========   ====
Average yield
to maturity .......       7.81%       7.50       6.33       6.24

                                         Securities Held to Maturity (Book Value)
                            ---------------------------------------------------------------
                                        One to      Five to     Over      Total    Average
                            One Year     Five         Ten        Ten      Book     Yield to
                            or Less     Years        Years      Years     Value    Maturity
                            -------     -----        -----      -----     -----    --------
                                            (Dollars in Thousands)
U.S. Government
Obligations (1)(2) ......   $  5,731    $ 36,826   $    332   $   --     $ 42,889   8.64%
U.S. agency obligations .      2,079      64,534       --         --       66,613   7.97%
Obligations of New York
 state (2) ..............   $  9,187      12,778     16,613     21,235     59,813   5.36%
Other securities ........       --        28,745        100          3     28,848   7.20%
                            --------    --------   --------   --------   --------   ----
Total held to maturity ..   $ 16,997    $142,883   $ 17,045   $ 21,238   $198,163   7.22%
                            ========    ========   ========   ========   ========   ====
Average yield to maturity       7.05%       7.58       5.08       4.99

Total investments .......   $241,647    $511,270   $ 40,766   $ 64,506   $858,189   7.45%
                            ========    ========   ========   ========   ========   ====

-----------
(1) Consisting mainly of Government guaranteed GNMA investments with an average life of five years.

(2) Above yield is not computed on tax-equivalent basis. The average tax-equivalent yield to maturity on obligations of states and political subdivisions are as follows: securities available for sale - 8.00% and securities held to maturity - 8.15%. The total tax equivalent yield on the entire investment securities portfolio is 7.73%.

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

      At December 31, 1998, the Bank had $310 million in jumbo certificates, compared to $301.2 million at December 31, 1997 and $271.2 million at December 31, 1996. At December 31, 1998, the dollar amount of jumbo certificates by remaining maturity dates and the weighted average interest rates were as follows:

                                                                     Weighted
Remaining Maturity                                     Amount      Average Rate
------------------                                     ------      ------------
                                                   (in Thousands)

3 months or less ...............................       $229,581        5.11%
More than 3 through 6 months ...................         59,927        5.95
More than 6 months through 12 months ...........         15,217        5.29
More than 12 months ............................          5,291        6.14
                                                       --------        ----
    Total ......................................       $310,016        5.40%
                                                       ========        ====

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

      Fixed rate, fixed term certificates of deposit accounts ("CD's") are generally a significant source of funds for the Company. At December 31, 1998, CD's amounted to $416.9 million or 63.9% of total interest-bearing deposits, compared to $419.1 million or 65.9% at December 31, 1997 and $406.6 million or 65.4% at December 31, 1996. CD's offered by the Company have maturities of seven days or more, impose a minimum balance requirement of $2,000, and pay simple interest.

      At December 31, 1998, savings deposit accounts amounted to $26.2 million or 4% of the Company's total interest-bearing deposits, compared to $24.7 million or 4% of the Company's total interest-bearing deposits at both December 31, 1997 and 1996. Savings deposits consist of passbook savings accounts and statement savings accounts. The minimum initial deposit required is $100. Savings accounts offered by the Bank pay interest compounded and credited on a quarterly basis, to accounts with a minimum balance of $5 at the end of the quarter.

      The Bank offers NOW accounts with unlimited check writing privileges. The minimum initial deposit required is $2,500. There is a service charge incurred if the daily average balance for the month falls below $2,500. Interest is compounded monthly. Interest is credited at the end of the month, at the current rate determined by the Bank. NOW accounts amounted to $46.4 million, or 7.1% of the Bank's total interest-bearing deposits at December 31, 1998, compared to $47.3 million, or 7.4%, at December 31, 1997 and $44.4 million, or 7.1%, at December 31, 1996.

      The Bank also offers a money market account with limited check writing privileges. Such accounts have a minimum balance requirement of $2,000 and earn interest at the Company's money market rate if the account maintains a minimum average balance of $2,000 for the month. There is a service charge incurred if the daily average balance falls below $2,000. Interest on all money market accounts is compounded monthly and credited monthly. Money market accounts amounted to $162.8 million, or 25% of the Bank's total interest-bearing deposits, at December 31, 1998, compared to $145.3 million, or 22.8%, at December 31, 1997 and $146.2 million, or 23.5%, at December 31, 1996.

      The following table sets forth the average deposits and average rates paid for each of the most recent three fiscal years for the classifications of deposits listed:

                                                                  Years Ended December 31,
                                                                  ------------------------
                                       1998        Rate(%)         1997        Rate(%)         1996        Rate(%)
                                       ----        -------         ----        -------         ----        -------
                                                                 (Dollars in Thousands)
Deposits:
     Demand....................       $255,239         --        $227,744          --        $209,828         --
     NOW.......................         44,609       2.24          41,904        2.27          38,219       2.28
     Savings...................         25,476       2.98          24,277        2.98          25,485       2.99
     Money market..............        145,660       3.38         141,671        3.37         131,974       3.37
     Other time ...............        416,286       5.27         416,221        5.45         384,033       5.30
                                      --------                   --------        ----        --------       ----
Total..........................       $887,270                   $851,817                    $789,539
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

      Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. In the event that the Bank is not able to generate sufficient funds from these sources, it has available $86 million of overnight federal funds lines of credit from other financial institutions as well as the ability to obtain substantial funds through repurchase agreements against its investment portfolio. The bulk of the real estate related portion of the Bank's investment portfolio is held by a real estate investment trust, Merchants Capital Corporation ("MCC"), which is a subsidiary of the Bank's Delaware holding company subsidiary, MBNY Holdings Corp, formed in 1998. MCC and the Bank are parties to an agreement under which the portion of the investment portfolio held by MCC is available to support repurchase agreements entered into by the Bank. During 1996, the Bank became a member of the Federal Home Loan Bank of New York where it has availability of $190 million of funds, of which $50 million may be used in overnight funds. Furthermore, the Bank has access to the discount window of the Federal Reserve Bank. There were no borrowings from the Federal Reserve Bank's discount window under these arrangements in 1998, 1997 or 1996.

Short Term Borrowings

      The following table represents the Bank's material short term borrowings for the fiscal years ending December 31:

                                                                        1998             1997              1996
                                                                        ----             ----              ----
                                                                                 (Dollars in Thousands)
Balance at year end...........................................        $209,031        $191,772           $127,199
Weighted average interest rate on balances at end of year.....           5.34%           5.82%              5.41%
Maximum amount of borrowing at any month end..................        $259,841        $248,436           $170,000
Approximate average amounts outstanding during period.........        $211,269        $182,285           $119,661
Approximate weighted average interest rate during period......           5.65%           5.80%              5.51%

Year 2000 Compliance

      The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and used by the Company's third-party data processors and packaged software purchased by the Company and used on in-house personal computers and on its wide area network.

      The Federal Financial Institutions Examination Council ("FFIEC") has recommended a five-phase program to address the Year 2000 (Y2K) problem. The phases are: awareness, assessment, renovation, validation and implementation. This guidance from the FFIEC is intended to aid financial institutions in identifying risks, developing a plan of action to address them, performing adequate tests and finally certifying that systems are Y2K compliant. The program includes upgrading system codes and programs and making any needed hardware and software replacements.

      Management of the Company has initiated a program to assess its computer systems, software applications and third-party data processors for Y2K readiness. To perform this function, the Company has formed a Y2K Committee whose membership includes personnel from all operating areas. The committee has reviewed the Company's operations to identify those systems and third-party suppliers that may be affected, and has prepared a plan of implementation to address issues related to transaction processing in the post-1999 period. The Company estimates that as of December 31, 1998 its preparedness level in this area was approximately 80%. It expects to reach the 100% preparedness level by September 30, 1999.

      The Company has requested from third-party suppliers, and has obtained, written information as to the state of their preparedness for Y2K. Each supplier whose products or services the Company considers to be material to its operations has assured the Company either that it is already Y2K-compliant, or that it will be so before the end of 1999. Nonetheless, the Company believes there may be some residual risk of Y2K-related problems being experienced by suppliers.

      Also,  borrowers  from the  Company's  banking  subsidiary  may  encounter
Y2K-related problems, which could in some cases lead to an increase in the credit risk represented by loans to those borrowers. The Company is unable to evaluate the extent of this risk.

      The Company is continuing to evaluate the costs associated with Y2K remediation. Testing and other expanses totaling approximately $400,000 have been identified to date. While additional costs are expected to be incurred, the Company does not believe that the total will be material to its operations.

      In addition to the previously discussed initiatives, the Company is developing business resumption, remediation and event contingency plans to prepare for potential systems failures at critical dates, failures of critical third parties to effectively remediate and certify their systems, as well as any other unanticipated events that could arise with the date change. The development of these plans include the identification of core business processes, critical to the Company's business and operations, and an assessment of failure scenarios. The Company expects that its contingency planing for the year 2000 issue will be substantiually complete by the end of June 1999.

Employees

      At December 31, 1998, the Company and the Bank had 243 employees, consisting of 81 officers and 162 supervisory and clerical employees. The Bank considers its relations with its employees to be good.

                        SELECTED STATISTICAL INFORMATION

      In addition to the statistical information that is presented in this Form 10-K, the following information is included in the Company's 1998 Annual Report to Shareholders (the "Annual Report") and is hereby incorporated herein by reference:

Description of Statistical Information       Annual Report Caption          Page
--------------------------------------       ---------------------          ----
Average Balance Sheets                 Average Assets, Liabilities and
                                       Stockholders' Equity                   39

Analysis of Net Interest Earnings      Analysis of Net Interest Earnings       9

Volume and Rate Variance               Change in Interest Income and
                                       Expense                                10

Return on Equity and Assets            Selected Financial Data                 8

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1998, there were no matters submitted to a vote of the Company's stockholders.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The market for the Company's common equity is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. At December 31, 1998 the total number of holders of record of the Company's common equity was 1,627. The information appearing on page 17 of the Annual Report under the caption "Price Range of Common Stock" is incorporated herein by reference.

      Cash dividends have been declared in each quarter of 1998 and 1997 aggregating annually $7.8 million and $7.3 million, respectively, or $.80 per share in 1998 and $.75 per share in 1997, after adjusting for the two-for-one stock split which occurred during 1997.

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

      During 1986, the stockholders approved the Employee Stock Option Plan of the Bank (the "Option Plan"). Due to the Bank's becoming the wholly-owned subsidiary of the Company on July 1, 1993, the Company adopted a substantially identical stock option plan as successor to the Option Plan and all stock options have become options to purchase the Company's Common Stock rather than shares of the Bank's stock. During 1998, options to purchase an aggregate of 18,250 shares were granted under the Option Plan. Also during 1998, outstanding options to purchase a total of 161,085 shares of Common Stock were exercised. All shares delivered upon these exercises were reissued from the Company's treasury. The weighted average exercise price of such options was $9.94 per share. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

      The information appearing on page 38 (Note 17) and page 8 respectively, of the Annual Report under the captions "Selected Quarterly Financial Data" and "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information appearing on pages 9 through 17 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information appearing on pages 12 and 13 of the Annual Report under the caption "Market Risk Management" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  Company's  financial   statements,   related  notes  and  Independent
Auditors' Report which appear on pages 18 through 38 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The  information  appearing  on pages 5 through 7 of the  Company's  Proxy
Statement prepared in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements. The financial statements, related notes and the Report of Independent Auditors, KPMG LLP, dated January 25, 1999 appear on pages 18 through 38 of the Annual Report and are incorporated herein by reference.

(a)2. Financial Statements Schedules.

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                Item       Description
                ----       -----------
                (11)       Computation of Earnings Per Share

                (13)       1998 Annual Report to Shareholders

                (27)       Financial Data Schedule

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

                                          Dated March 16, 1999

                                      By: /s/ James G. Lawrence
                                          --------------------------------------
                                          James G. Lawrence
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

                                          Dated March 16, 1999

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

                                          Dated March 16, 1999

                                      By: /s/ M. Nasette Espiritu
                                          --------------------------------------
                                          M. Nasette Espiritu
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

                                          Dated March 16, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----

   /s/ Charles J. Baum         Director                           March 16, 1999
---------------------------
Charles J. Baum

   /s/ William J. Cardew       Vice Chairman of the Board,        March 16, 1999
---------------------------    Chief Operating Officer and
William J. Cardew              Director

   /s/ Eric W. Gould           Senior Vice President,             March 16, 1999
---------------------------    Treasurer and Director
Eric W. Gould

   /s/ Rudolf H. Hertz         Vice Chairman of the Board         March 16, 1999
---------------------------    and Director
Rudolf H. Hertz

   /s/ Isidore Karten          Director                           March 16, 1999
---------------------------
Isidore Karten

   /s/ James G. Lawrence       President, Chief Executive         March 16, 1999
---------------------------    Officer and Director
James G. Lawrence

   /s/ Robinson Markel         Director                           March 16, 1999
---------------------------
Robinson Markel

   /s/ Paul Meyrowitz          Director                           March 16, 1999
---------------------------
Paul Meyrowitz

   /s/ Alan Mirken             Director                           March 16, 1999
---------------------------
Alan Mirken

   /s/ Mitchell J. Nelson      Director                           March 16, 1999
---------------------------
Mitchell J. Nelson

   /s/ Leonard Schlussel       Director                           March 16, 1999
---------------------------
Leonard Schlussel

   /s/ Charles I. Silberman    Vice Chairman of the Board         March 16, 1999
---------------------------
Charles I. Silberman

   /s/ Spencer B. Witty        Chairman of the Board              March 16, 1999
---------------------------     and Director
Spencer B. Witty