Form 10-Q
period 1999-03-31
MERCHANTS NEW YORK BANCORP INC
filed 1999-05-11
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

          For the quarter ended                     Commission File No.  0-22058
               March 31, 1999

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3650812
     (State or other jurisdiction           (I.R.S. employer identification no.)
     incorporation or organization)

     275 Madison Avenue, New York, N.Y.                               10016-0001
  (Address or principal executive offices)                            (Zip Code)

        Registrant's telephone number, including area code: (212)973-6600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]       No
                                                                   ---


      As  of  May  5,  1999,   there  were  9,671,493  shares  of  common  stock
outstanding, the Registrant's only class of stock.

                          MERCHANT'S NEW YORK BANCORP

                          Quarter Ended March 31, 1999

                                                                           Page
                                                                           ----
Table of Contents                                                            1

Part I Financial Information

      Item  1. Financial Statements

            Consolidated Balance Sheets                                      2

            Consolidated Statements of Income and

                 Comprehensive Income                                        3

            Consolidated Statements of Changes in Stockholders' Equity       4

            Consolidated Statements of Cash Flows                            5

         Notes to Consolidated Financial Statements                          6

      Item  2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8


      Item  3. Quantitative and Qualitative Disclosures About
               Market Risk                                                  13

Part II Other Information

      Item  6. Exhibits and Reports on Form 8-K                             16

Signatures                                                                  16

                                 Merchants New York Bancorp

                                 Consolidated Balance Sheets

                                                    March 31,      December 31,
For the periods ended                                 1999             1998
--------------------------------------------------------------------------------
                                                    (Unaudited)

Assets
  Cash and due from banks ........................ $ 29,210,207   $   38,435,946
  Federal funds sold .............................            0        5,000,000
  Securities available for sale, at market value . 618,492,469 660,026,352 Investment securities (market value of
  $222,974,766 in 1999
  and $203,429,134 in 1998) ...................     218,055,408      198,163,304
                                                 --------------   --------------
           Total securities ....................    836,547,877      858,189,656
                                                 --------------   --------------
  Loans, net of unearned discounts .............    355,540,551      361,763,395
      Less allowance for loan losses ...........      8,114,200        7,964,735
                                                 --------------   --------------
           Total loans, net ....................    347,426,351      353,798,660
                                                 --------------   --------------
  Premises and equipment .......................      6,523,842        6,708,796
  Customers' liability on acceptances ..........     19,868,002       13,241,093
  Other assets .................................     12,572,853       14,196,829
                                                 --------------   --------------
      Total Assets ............................. $1,252,149,132   $1,289,570,980
                                                 ==============   ==============
Liabilities and Stockholders' Equity
  Deposits:
        Demand ...............................   $  269,109,452   $  282,044,272
        NOW ..................................       51,548,600       46,444,839
        Savings ..............................       27,599,357       26,177,229
        Money market .........................      164,501,055      162,788,408
        Time .................................      396,170,625      416,868,544
                                                 --------------   --------------
        Total deposits .......................      908,929,089      934,323,292
  Securities sold under repurchase
     agreements ..............................      145,000,000      160,000,000
  Other short-term borrowings ................       50,037,910       49,282,319
  Acceptances outstanding ....................       19,868,002       13,241,093
  Other liabilities ..........................       17,377,031       19,746,071
                                                 --------------   --------------
        Total Liabilities ....................    1,141,212,032    1,176,592,775

Stockholders' Equity
  Capital  stock: $.001 par value;
     40,000,000 authorized shares;
     9,989,332 shares issued in 1999
     and 1998 ................................            9,989            9,989
  Surplus ....................................       23,889,352       23,889,352
  Undivided profits ..........................       87,837,184       86,304,445
  Less: Treasury stock at cost:
     306,045 and 240,507 shares
     in 1999 and 1998, respectively ..........        8,360,541        6,301,081
  Accumulated other comprehensive income,
     net of tax:
     Unrealized appreciation on securities
       available for sale ....................        7,561,116        9,075,500
                                                 --------------   --------------
        Total Stockholders' Equity ...........      110,937,100      112,978,205
                                                 --------------   --------------
        Total Liabilities and Stockholders'
           Equity ............................   $1,252,149,132   $1,289,570,980
                                                 ==============   ==============

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

            Consolidated Statements of Income & Comprehensive Income

                                   (Unaudited)

For the three months ended March 31,                     1999          1998
--------------------------------------------------------------------------------
Interest and Dividend Income

     Loans ......................................      7,275,005      7,141,745
     Investment securities:

         Taxable ................................     12,355,627     11,947,481
         Non-taxable ............................      1,168,053      1,121,481

     Other interest income ......................        256,106        367,551
                                                    ------------   ------------
         Total interest and dividend income .....     21,054,791     20,578,258
                                                    ------------   ------------
Interest Expense

     Deposits ...................................      6,698,773      7,110,153
     Securities sold under repurchase agreements.      1,932,738      1,987,603
     Other short-term borrowings ................        690,271        402,901
                                                    ------------   ------------
         Total interest expense .................      9,321,782      9,500,657
                                                    ------------   ------------

         Net Interest Income ....................      11,733,009    11,077,601
     Provision for possible loan losses .........         200,000       400,000
                                                    ------------   ------------
         Net interest income after provision
             for loan losses ....................     11,533,009     10,677,601

Non Interest Income

     Service fee and other charges ..............        303,233        303,119
     International department services ..........        696,428        696,607
     Fee income .................................        398,969        263,547
     Securities gains, net ......................         75,881              0
                                                    ------------   ------------
         Total non interest income ..............      1,474,511      1,263,273
                                                    ------------   ------------

Non Interest Expense

     Salaries and employee benefits .............      3,860,017      3,589,954
     Net occupancy ..............................        644,939        636,453
     Equipment ..................................        229,264        206,792
     Other expenses .............................      1,873,311      1,777,541
                                                    ------------   ------------

         Total non interest expense .............      6,607,531      6,210,740
                                                    ------------   ------------

Income before income taxes ......................      6,399,989      5,730,134
Provision for income taxes ......................      2,190,430      2,042,681
                                                    ------------   ------------
         Net  Income ............................   $  4,209,559   $  3,687,453
                                                    ------------   ------------

Earnings per share:

     Basic ......................................   $       0.43   $       0.38
     Diluted ....................................           0.43           0.37
                                                    ============   ============

Comprehensive income

Net income .......................................     4,209,559      3,687,453
Other comprehensive income, net of tax:
     Unrealized depreciation on securities
      available for sale during the period .......    (1,514,384)      (648,681)

Less:  reclassification for gains included in
       net income ................................       (75,881)             0
                                                    ------------   ------------
     Comprehensive income ........................  $  2,619,294   $  3,038,772
                                                    ============   ============

      See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)

For the periods ended March 31,                          1999             1998
--------------------------------------------------------------------------------
Capital stock:

     Balance at end of period ................      $      9,989   $      9,989
                                                    ------------   ------------
Surplus:

     Balance at end of period ................        23,889,352     23,889,352
                                                    ------------   ------------
Undivided profits:

     Balance at beginning of year ............        86,304,445     80,016,764
     Net income ..............................         4,209,559      3,687,453
     Cash dividends paid .....................        (1,940,902)    (1,935,418)
     Common stock issued from
       treasury stock ........................          (735,918)       (97,451)
                                                    ------------   ------------
     Balance at end of period ................        87,837,184     81,671,348
                                                    ------------   ------------
Treasury stock:

     Balance at beginning of year ............        (6,301,081)    (6,665,520)
     Repurchase of 89,900 and 8,400 shares
       of common stock in 1999 and 1998,
       respectively ..........................        (3,042,925)      (327,124)
     Issuance of 24,362 and 15,534 shares
       of common stock in 1999 and 1998,
       respectively ..........................           983,465        252,665
                                                    ------------   ------------
     Balance at end of period ................        (8,360,541)    (6,739,979)
                                                    ------------   ------------
Accumulated other comprehensive income:
     Net unrealized appreciation on securities available for sale, net of tax effect

     Balance at beginning of year ............         9,075,500      8,943,812
     Changes during the period, net of tax ...        (1,514,384)      (648,681)
                                                    ------------   ------------
     Balance at end of period ................         7,561,116      8,295,131
                                                    ------------   ------------
Total stockholders' equity

     Balance at beginning of year ............       112,978,205    106,194,397
     Changes during the period, net ..........        (2,041,105)       931,444
                                                    ------------   ------------
     Total ending balance ....................      $110,937,100   $107,125,841
                                                    ============   ============

       See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

For the periods ended March 31,                             1999            1998
--------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income ....................................... $  4,209,559   $  3,687,453
                                                    ------------   ------------
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:

        Depreciation ..............................      274,770        273,829
        Amortization of premium, net of discounts .    1,721,533      1,863,069
        Provision for loan losses .................      200,000        400,000
        Gains on sales ............................      (75,881)             0
        Increase (decrease) in unearned discounts .       16,453        (61,059)
        Decrease in other assets ..................    1,595,405        724,760
        (Decrease) increase in other liabilities ..   (1,489,539)       798,200
                                                    ------------   ------------

           Net cash provided by operating activities   6,452,300      7,686,252
                                                    ------------   ------------
Cash flows from investing activities:

        Net decrease in federal funds sold ........    5,000,000     67,000,000
        Proceeds from redemptions of securities
           available for sale .....................   54,452,862     33,280,697
        Proceeds from sales of securities available
           for sale ...............................   15,015,000              0
        Purchase of securities available for sale .  (49,235,506)   (76,164,558)
        Proceeds from redemptions of investment
           securities .............................   11,815,343     10,565,762
        Purchase of investment securities .........  (14,445,458)      (619,142)
        Net decrease in customer loans ............    6,155,856     22,176,993
        Net increase in bank premises and equipment      (61,244)       (89,296)
                                                    ------------   ------------
           Net cash provided by investing activities  28,696,853     56,150,456
                                                    ------------   ------------

Cash flows from financing activities:

        Net decrease in demand deposits, NOW,
           savings and money market accounts .....    (4,696,284)   (14,038,693)
        Net decrease in certificates of deposit .. (20,697,919) (19,485,188) Net decrease in securities sold under
           repurchase agreements .................   (15,000,000)   (25,000,000)
        Net increase in other short-term borrowings      755,591      8,245,167
        Proceeds from issuance of common stock ....      247,547        155,214
        Purchases of treasury stock ...............   (3,042,925)      (327,124)
        Dividends paid ............................   (1,940,902)    (1,935,418)
                                                    ------------   ------------
            Net cash used by financing activities .  (44,374,892)   (52,386,042)
                                                    ------------   ------------

Net (decrease) increase in cash and cash equivalents  (9,225,739)    11,450,666
Cash and cash equivalents at beginning of the period  38,435,946     51,209,936
Cash and cash equivalents at end of the  period ...   29,210,207     62,660,602


Supplemental disclosure of cash flow information:

        Interest paid .............................   11,752,552      9,818,559
        Taxes paid ................................       89,714         48,461

See accompanying notes to consolidated financial statements

                           Merchants New York Bancorp

Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods of March 31, 1999 and 1998 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current presentation. The interim financial statement should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1998.

2. Accumulated Other Comprehensive Income- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized appreciation or depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are the before tax and tax expense amounts applicable as of March 31, 1999 and December 31, 1998.

                                      Before Tax        Tax           Net-of-Tax
                                        Amount        Expense           Amount
                                        ------        -------           ------

Other Comprehensive Income:

Unrealized appreciation,
as of March 31, 1999,
changes arising during period       $12,058,351       $4,497,235     $ 7,561,116
                                    -----------       ----------     -----------
Unrealized appreciation,
as of December 31, 1998,
changes arising during period       $14,452,237       $5,376,737     $ 9,075,500
                                    -----------       -----------    -----------

3. Accounting for the Disclosure about Segments of an Enterprise and Related Information - the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective December 31, 1998. Among other things, SFAS No. 131 requires public companies to report (i) certain financial and descriptive information about their reportable operating segments (as defined), and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets in annual and interim financial statements. Management believes that the Bank operates under one segment as defined by SFAS No. 131.

4. Accounting for Employer's Disclosures about Pensions and Other Postretirement Benefits SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", standardizes the disclosure requirements for pension and other postretirement benefits to the extent practicable. It provides information that assists users in (a) evaluating the employer's obligation under pension and other postretirement benefit plans and the effects on the employer's prospects for future cash flows, (b) analyzing the quality of currently reported net income, and ( c ) estimating future reported net income. SFAS No. 132 addresses disclosure only and, accordingly, has been adopted by the Company in its fiscal year ending December 31, 1998.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the three months ended March 31, 1999 and March 31, 1998

Interest income on investments increased $455,000 to $13.5 million as compared to $13.1 million for the same period in 1998. The increase was a result of $1.3 million from higher volume, offset by a decrease from lower interest rates of $886,000. The average balance for the investment portfolio increased to $831.9 million, up $76 million from $755.9 million in 1998.

Interest income on loans increased to $7.3 million, up $133,000 compared to $7.1 million for the same period in 1998. $757,000 was from higher volume, offset by a reduction of $624,000 from lower interest rates as the prime rate averaged 7.75% versus an average of 8.50% for the same period in 1998. The average loan balance for the quarter increased to $349 million, up $35 million from $314 million in 1998.

Non interest income increased by $211,000 to $1.5 million in 1999 as compared to $1.3 million for the same period in 1998. This was the result of gains on investment sales of $76,000 reported for the first quarter in 1999 and increase in fee income of $135,000.

Interest expense on interest bearing deposits decreased $411,000 to $6.7 million, down from $7.1 million for the same period in 1998. The decrease was a result of $579,000 from lower interest rates, offset by $168,000 from higher volume. Average interest bearing deposits increased $23.6 million to $652.0 million in 1999, compared to $628.4 million in 1998.

Interest expense on repurchase agreements remained relatively the same at $1.9 million for both periods ending March 31, 1999 and 1998. The increase in volume of $166,000 was offset by a reduction in interest rates of $221,000. The average balance for repurchase agreements increased by $12.1 million for the quarter to $150.1 million, up from $138.million for the same period in 1998.

Other short term borrowings were employed to fund the increase in the loan and investment portfolios. At March 31, 1999, interest expense from other short term borrowings consisting of FHLB advances, Federal funds purchased, and US Treasury demand notes, increased by $287,000 to $690,000, up from $403,000 for the same period in 1998. The increase was primarily the result of higher volume of FHLB term advance, as the average balance for the period increased to $45 million, up $25 million when compared to the same period in 1998. Interest expense on FHLB term advance for the first quarter increased $313,000 to $602,000 compared to $289,000 for the same period in 1998.

Non-interest expense increased to $6.6 million, up $397,000 from the 1998 results of $6.2 million. This stemmed principally from increases of $270,000 in salaries and benefits , $53,000 increase in professional fees for various services, and $74,000 increase in other miscellaneous expenses.

Income tax expense increased slightly by $148,000 to $2.2 million, compared to $2.0 million in 1998. This was due principally to an increase in income before taxes of $670,000.

Management's Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR POSSIBLE LOAN LOSSES

An addition of $200,000 was made to the Provision for Possible Loan Losses for the first quarter in 1999, versus $400,000 in 1998. The loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. The Bank's level of reserve follows industry standards, with the provision rising and falling to reflect the status of our loan portfolio risk. The level of allowance for loan losses is evaluated by management quarterly and is based on several factors in addition to nonaccrual loans, doubtful and substandard loans including: charged-off loans, recoveries, changes in levels and characteristics of outstanding loans, and loans classified by management as higher than normal credit risk, but where a loss is not currently anticipated. Historically, the Bank's loans that were charged off in the last five years, averaged $1.7 million per year, while the increase to the provision averaged at $1.6 million, as of March 31, 1999. At March 31, 1999, the Bank's allowance for loan losses was 2.32 % of average loans outstanding totaling $349 million, with 2.17% of $314 million for the same period in 1998.

The following table sets forth certain information with respect to the loan loss experience for the quarters ending March 31, 1999 and 1998.

                                                       3/31/99           3/31/98
                                                       -------           -------
                                                             (In thousands)

Balance at beginning of period ...................         $7,965         $6,167
Provision for loan losses ........................            200            400
Charge offs ......................................            178              0
Recoveries:

         Commercial ..............................            125            247
         Installment .............................              2              3
                                                          -------        -------
Total ............................................         $8,114         $6,817
                                                          =======        =======

PAST DUE LOANS AND NON PERFORMING ASSETS

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more delinquent. Loans past due 90 days or more which are still accruing, are either secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or charged off. The following table sets forth the aggregate amount of non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.

                                                           3/31/99      12/31/98
                                                           -------      --------
                                                          (Dollars in thousands)

Non - accrual loans ..................................      $  491       $ 146
Loans past due more than 90 days
         & still accruing ............................         747         351
                                                            ------       -----
         Total .......................................      $1,238       $ 497
                                                            ======       =====
Non - accrual loans as a % of reserve ................        6.05%       1.83%
Non - accrual loans as a % of total
      average loans ..................................         .14         .04
Interest income that would have been earned
   on non- accrual loans .............................      $    7       $   2

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY

Liquidity measures the Bank's ability to satisfy current and future obligations and commitments as they become due. Maintaining an adequate liquidity level through proper asset/liability management insures that these needs will be met at a reasonable cost. Funds to meet liquidity needs are raised through the liquidation or maturity of an asset or through increased deposits or borrowings.

Average cash and short term investments totaled $61.9 million at March 31, 1999 compared with $59 million at December 31, 1998, accounting for 4.9% and 4.7% of the Bank's total average assets, respectively. Management considers overall liquidity at March 31, 1999 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. Through principal repayments and redemptions, the investment portfolio generated $66.3 million for the first quarter of 1999 and a total of $231.3 million for the year ended December 31, 1998 for reinvestment and/or liquidity. Furthermore, $15 million for the period ended March 31, 1999 and a total of $19 million for the year ended December 31, 1998 were the result of investment sales to take advantage of interest rate arbitrage.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $934.2 million as of March 31, 1999, compared to $887 at December 31, 1998. The Bank continues to retain a substantial portion of its average deposits in the form of noninterest-bearing funds, which were 30.2% at March 31, 1999 and 29% at December 31, 1998, or $282.2 million and $255 million, respectively.

Capital

The primary source of capital growth is through retention of earnings. Undivided profits increased to $87.8 million as of March 31, 1999 as compared to $86.3 million as of December 31, 1998. On February 23, 1999, the Bank's Board of Directors declared its 263rd consecutive quarterly dividend of $.20 per share of common stock payable to its shareholders. The Board believes that cash dividends are an important component of shareholder value and at the Company's current level of performance, dividend payments will continue into the future.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios and leverage ratio, as shown below, in excess of the required "Well Capitalized" level of 10% and 5%, respectively.

                                  Required           3/31/99        12/31/98
                                  --------           -------        --------
Tier I Capital Ratio.........        4.00%            18.41%          16.94%
Total Capital Ratio..........        8.00             19.66           18.19
 Leverage Ratio..............        3.00              8.11            7.91

Management's Discussion and Analysis of Financial Condition and Results of Operations

There was an overall decrease of $2 million in capital from December 31, 1998 to March 31, 1999. Of this change, there was an increase in retained earnings of $1.5 million, a decrease in the change in market value of available for sale securities (net of tax effect) of $1.5 million and a net increase of $2 million in Treasury stock transactions.

THE YEAR 2000 ("Y2K") ISSUE

This issue deals with the concerns regarding the inability of computers to recognize the advent of the date 2000 and potential problems resulting therefrom. The Company utilizes and is dependent upon data processing systems, as well as software, to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processor, which are operated on in-house personal computers and wide area networks. The Company has an extensive program in place to address its exposure to the Year 2000 issue, handled by the Y2K committee.

The committee is active with members from all areas of the Company. It has conducted a review and has developed segregated test environments where computer technicians and end users are able to simulate the change to year 2000 and beyond. The committee is continuing to devote necessary resources to ensure that the Company's operations wil not be materially impacted or disrupted due to a Y2K computer system malfunction. As of March 31, 1999, the Company was 95% ready and is scheduled to be 100% ready by September 30, 1999.

The Company has obtained documentation from its vendors regarding their Y2k status. Vendors whose products or services are believed by management to be material to the Company have either provided written assurance that they are Y2K compliant or expect to be in compliance sometime this year. The Company could be adversely affected if other entities do not appropriately address their own compliance issues. The Company will continue to educate its critical third parties on Year 2000 issues; to monitor their readiness and assess their potential impact on the Company; and to develop the necessary contingency plans.

In addition to the previously discussed initiatives, the Company has developed business resumption, remediation and event contingency plans to prepare for potential systems failures at critical dates, failures of critical third parties to effectively remediate and certify their systems, as well as any other unanticipated events that could arise with the date change. The development of these plans include the identification of core business processes critical to the Company's business operations and an assessment of failure scenarios. There can be no complete assurance that the Company will not be adversely affected by unforseen problems in the Company's computer systems or in systems provided by third parties and by other entities not associated with the Company which are unsuccessful in properly addressing this issue.

In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. The Company expects that costs associated with attaining Y2K readiness , including costs already incurred will total approximately $400,000. The Company has not incurred, and is not likely to incur, costs that are material to any reporting period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

PRIVATE SECURITIES LITIGATION REFORM ACT of 1995

This report contains certain forward-looking statements which are based on management's current expectations regarding economic, legislative and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary from current management's expectations include, but are not limited to general economic conditions: changes in interest rate, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation and regulation; changes in the ability of the Company, its vendors and customers to respond effectively to the year 2000 issue; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

Item 3, Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Bank's primary market risk exposure is interest rate risk, with foreign exchange, commodity and equity price risk not arising in the ordinary course of business. The ongoing monitoring and management of this risk is an important component of the Bank's asset/liability process which is governed by policies, established by its Board of Directors, that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Banks asset/liability management related activity based upon estimated market risk sensitivity, policy limit and overall market interest rate levels/trends.

The objectives of the Bank's interest rate risk management activities are to define an acceptable level of risk based on the Bank's business focus, capital and liquidity requirements and to manage interest rate risk and maintain net interest margins in a changing rate environment. The Bank does not currently engage in trading activities or use of off balance sheet derivative instruments to control interest rate risk. The Board of Directors have authorized management to use derivatives if management deems it beneficial to the Bank.

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

Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE SENSITIVITY GAP ANALYSIS
As of March 31, 1999

(Dollars in thousands)

                                                              Less Than          3 to 12      1 to 5          Over
                                                              3 Months            Months       Years         5 Years          Total
------------------------------------------------------------------------------------------------------------------------------------
 Interest Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale* ..........................     $  15,185       $ 137,240       $311,813      $142,196      $  606,434
Securities held to maturity* ............................        16,435          38,471        116,970        46,179         218,055
Loans ...................................................       342,156           4,015          6,626         2,744         355,541
Other ...................................................           491             300             --            --             791
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets ...........................       374,267         180,026        435,409       191,119       1,180,821
====================================================================================================================================
Interest Bearing Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits ...............................       502,945         117,587         19,108           180         639,820
Securities sold under
     repurchase agreements ..............................        20,000         125,000             --            --         145,000
Other short-term borrowings .............................        50,038              --             --            --          50,038
------------------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities ......................       572,983         242,587         19,108           180         834,858
====================================================================================================================================
Net interest rate sensitivity gap .......................      (198,716)        (62,561)       416,301       190,939         345,963
Cumulative gap position .................................      (198,716)       (261,277)       155,024       345,963
Cumulative gap/total earning assets:

At March 31, 1999 .......................................        (16.83)%        (22.13)%        13.13%        29.30%

* Adjusted for weighted average maturity dates and prepayments for mortgage back securities. All securities are disclosed at book value.

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long - and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. During the first quarter of 1999, the Bank increased utilization of short-term borrowings to fund the increase in loans and investment portfolios. As a result, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of March 31, 1999, totaled $355.5 million, which were virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with an ending book value of $707 million, and an expected weighted average maturity of approximately four years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations,

Quantitative and Qualitative Disclosure About Market Risk

including $282 million in average demand deposits and $244 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of March 31, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at March 31, 1998.

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                                               March 31, 1999
                           ----------------------------------------------------------------      Percent Increase
Change in Interest Rates   Estimated NPV    Estimated Increase (Decrease) in NPV*              (Decrease) in NPV at
Basis Points                  Amount                     Amount                     Percent          March 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                (Dollars in thousands)
+200                       128,762                   (46,958)                      (26.72%)          (13.65%)
+100                       154,368                   (21,352)                      (12.15%)           (5.16%)
  --                       175,720                        --                           --                --
-100                       181,734                    (6,014)                        3.42%              .75%
-200                       180,728                    (5,008)                        2.85%             1.30%

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8 - K

(a)      Exhibits:

                  Exhibit 11 - Computation of Earnings Per Share
                  Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8 - K:     None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MERCHANTS NEW YORK BANCORP, INC.
                                      --------------------------------
                                      Registrant

Date:    May 7, 1999                  /s/James G. Lawrence
                                      --------------------
                                      James G. Lawrence
                                      President & Chief Executive Officer

Date:    May 7, 1999                  /s/M. Nasette Espiritu
                                      ----------------------
                                      M. Nasette Espiritu
                                      Vice President & Comptroller