Form 10-Q
period 1999-06-30
MERCHANTS NEW YORK BANCORP INC
filed 1999-08-11
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of

                      The Securities Exchanges Act of 1934


     For the quarter ended                       Commission File No.  0-22058
       June 30, 1999


                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                  13-3650812
  (State or other jurisdiction of         (I.R.S. employer identification no.)
   incorporation or organization)


    275 Madison Avenue, New York, N.Y.                 10016-0001
(Address or principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code: (212)973-6600


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No____


      As of August 6, 1999, there were 9,619,401 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp

                           Quarter Ended June 30, 1999


                                                                            Page
                                                                            ----
Table of Contents                                                             1

Part I Financial Information
  Item 1. Financial Statements
    Consolidated Balance Sheets                                               2
    Consolidated Statements of Income and
      Comprehensive Income                                                    3
    Consolidated Statements of Changes in Stockholders' Equity                4
    Consolidated Statements of Cash Flows                                     5
    Notes to Consolidated Financial Statements                                6


  Item 2. Management's Discussion and Analysis of

    Financial Condition and Results of Operations                             7


  Item 3. Quantitative and Qualitative Disclosures About

  Market Risk                                                                14


Part II Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders               17

  Item 6.  Exhibits and Reports on Form 8-K                                  18


      Signatures                                                             18

                                                        Merchants New York Bancorp

                                                        Consolidated Balance Sheets

Part I - Item 1, Financial Statements
For the periods ended                                                    June 30, 1999    December 31, 1998
-----------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
Assets
  Cash and due from banks..............................................  $   31,035,466     $   38,435,946

  Federal funds sold...................................................       4,000,000          5,000,000

  Securities available for sale, at market value.......................     599,233,605        660,026,352

  Investment securities (market value of $212,620,993  in 1999
        and $203,429,134 in 1998) .....................................     211,228,647        198,163,304
                                                                         --------------     --------------
              Total securities.........................................     810,462,252        858,189,656
                                                                         --------------     --------------
  Loans, net of unearned discounts.....................................     392,087,804        361,763,395

        Less allowance for loan losses.................................       8,555,816          7,964,735
                                                                         --------------     --------------
              Total loans, net.........................................     383,531,988        353,798,660
                                                                         --------------     --------------

  Premises and equipment, net..........................................       6,370,544          6,708,796

  Customers' liability on acceptances..................................      16,676,101         13,241,093

  Other assets.........................................................      12,862,960         14,196,829

----------------------------------------------------------------------------------------------------------

        Total Assets...................................................  $1,264,939,311     $1,289,570,980
==========================================================================================================

Liabilities and Stockholders' Equity

  Deposits:

        Demand.........................................................  $  271,140,707     $  282,044,272

        NOW............................................................      44,490,541         46,444,839

        Savings........................................................      27,539,557         26,177,229

        Money market...................................................     164,570,094        162,788,408

        Time...........................................................     372,129,893        416,868,544
                                                                       -----------------------------------
        Total deposits.................................................     879,870,792        934,323,292

  Securities sold under repurchase agreements .........................     185,000,000        160,000,000

  Other short-term borrowings..........................................      61,725,798         49,282,319

  Acceptances outstanding..............................................      16,676,101         13,241,093

  Other liabilities....................................................      13,570,004         19,746,071
                                                                       -----------------------------------

        Total Liabilities..............................................   1,156,842,695      1,176,592,775


Stockholders' Equity

  Capital  stock:  $.001 par value;  40,000,000 authorized shares;
  9,989,332    shares issued in 1999 and 1998 .........................           9,989              9,989

  Surplus..............................................................      23,889,352         23,889,352

  Undivided profits....................................................      90,290,904         86,304,445


       Less: Treasury stock at cost:  341,739 and 240,507 shares
             in 1999 and 1998, respectively............................      (9,548,450)       (6,301,081)

       Accumulated other comprehensive income, net of tax:
             Unrealized appreciation on securities available for sale..       3,454,821          9,075,500


             Total Stockholders' Equity................................     108,096,616        112,978,205
----------------------------------------------------------------------------------------------------------

             Total Liabilities and Stockholders' Equity................  $1,264,939,311     $1,289,570,980
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                                  Merchants New York Bancorp

                                   Consolidated Statements of Income & Comprehensive Income

                                                            (Unaudited)

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                                   1999               1998            1999             1998
--------------------------------------------------------------------------------------------        ------------------------------
Interest and Dividend Income
  Loans....................................................       $7,808,691      $7,505,463        $15,083,696        $14,647,208
  Investment securities:
     Taxable...............................................       12,600,269      11,833,412         24,955,896         23,780,893
     Non-taxable...........................................        1,160,140       1,135,879          2,328,193          2,257,360
  Other interest income....................................           56,905         168,126            313,011            535,677
                                                                  --------------------------        ------------------------------
     Total interest and dividend income....................       21,626,005      20,642,880         42,680,796         41,221,138
                                                                  --------------------------        ------------------------------
Interest Expense
  Deposits..................................................       6,202,322       6,958,129         12,901,095         14,068,282
  Securities sold under repurchase agreements...............       2,132,225       2,158,334          4,064,963          4,145,937

  Other short-term borrowings...............................         707,442         711,412          1,397,713          1,114,313
                                                                  --------------------------        ------------------------------
     Total interest expense.................................       9,041,989       9,827,875         18,363,771         19,328,532
                                                                  --------------------------        ------------------------------
     Net Interest Income....................................      12,584,016      10,815,005         24,317,025         21,892,606

  Provision for possible loan losses........................         400,000         200,000            600,000            600,000
                                                                  --------------------------        ------------------------------
     Net interest income after provision for loan loss......      12,184,016      10,615,005         23,717,025         21,292,606
                                                                  --------------------------        ------------------------------
Non Interest Income
  Service fees and other charges............................         326,615         327,627            629,848            630,746

  International department services.........................         800,696         693,764          1,497,124          1,390,371

  Fee income................................................         431,330         356,418            830,299            619,965

  Securities gains, net.....................................               0               0             75,881                  0
                                                                  --------------------------        ------------------------------
     Total non interest income..............................       1,558,641       1,377,809          3,033,152          2,641,082
                                                                  --------------------------        ------------------------------
Non Interest Expense
  Salaries and employee benefits............................       3,680,651       3,173,947          7,540,668          6,763,901

  Net occupancy.............................................         647,640         629,781          1,292,579          1,266,234
  Equipment.................................................         237,901         211,125            467,165            417,917
  Other expenses............................................       1,689,845       1,659,084          3,563,156          3,436,625
                                                                  --------------------------        ------------------------------
     Total non interest expense.............................       6,256,037       5,673,937         12,863,568         11,884,677
                                                                  --------------------------        ------------------------------
Income before income taxes..................................       7,486,620       6,318,877         13,886,609         12,049,011

Provision for income taxes..................................       2,523,061       2,093,358          4,713,491          4,136,039
--------------------------------------------------------------------------------------------        ------------------------------

     Net Income.............................................      $4,963,559      $4,225,519        $ 9,173,118         $7,912,972
--------------------------------------------------------------------------------------------        ------------------------------

Earnings per share:
  Basic.....................................................      $     0.51      $     0.43        $      0.95        $      0.81
  Diluted...................................................            0.51            0.43               0.94               0.80
============================================================================================        ==============================

Comprehensive income
Net income..................................................      $4,963,559      $4,225,519        $ 9,173,118        $ 7,912,972
Other comprehensive income, net of tax:
  Unrealized appreciation/(depreciation)
  on securities available for sale during the period........      (4,106,295)        116,279         (5,620,679)          (532,402)

Less:  reclassification for gains included in net income ...               0              (0)           (75,881)                (0)
--------------------------------------------------------------------------------------------        ------------------------------
  Comprehensive income..........................................  $  857,264      $4,341,798        $ 3,476,558        $ 7,380,570
============================================================================================        ==============================

See accompanying notes to consolidated financial statements.

                                           Merchants New York Bancorp
                               Consolidated Statements of Changes in Stockholders' Equity

                                                   (Unaudited)

For the periods ended June 30,                                          1999             1998
---------------------------------------------------------------------------------------------
Capital stock:
                                                               ------------------------------
     Balance at beginning and end of period ................   $       9,989    $       9,989
                                                               ------------------------------

Surplus:
                                                               ------------------------------
     Balance at beginning and end of period ................      23,889,352       23,889,352
                                                               ------------------------------

Undivided profits:
     Balance at beginning of year ..........................      86,304,445       80,016,764
     Net income ............................................       9,173,118        7,912,972
     Cash dividends paid ...................................      (3,872,222)      (3,885,857)
     Common stock issued from treasury stock ...............      (1,314,437)      (1,150,688)
                                                               ------------------------------
     Balance at end of period ..............................      90,290,904       82,893,191
                                                               ------------------------------

Treasury stock:
     Balance at beginning of year ..........................      (6,301,081)      (6,665,520)
     Repurchase of 148,000 and 30,900 shares of common stock
         in 1999 and 1998, respectively ....................      (5,042,725)      (1,235,913)
     Issuance of 46,768 and 111,126 shares  of common stock
         in 1999 and 1998, respectively ....................       1,795,356        2,252,064
                                                               ------------------------------
     Balance at end of period ..............................      (9,548,450)      (5,649,369)
                                                               ------------------------------

Accumulated other comprehensive income:
     Net unrealized appreciation on securities
     available for sale, net of tax effect
     Balance at beginning of year ..........................       9,075,500        8,943,812
     Changes during the period, net of tax .................      (5,620,679)        (532,402)
                                                               ------------------------------
     Balance at end of period ..............................       3,454,821        8,411,410
                                                               ------------------------------
Total stockholders' equity

     Balance at beginning of year ..........................     112,978,205      106,194,397

     Changes during the period, net ........................      (4,881,589)       3,360,176
---------------------------------------------------------------------------------------------
     Total ending balance ..................................   $ 108,096,616    $ 109,554,573
=============================================================================================

See accompanying notes to consolidated financial statements.

                                          Merchants New York Bancorp

                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

For the periods ended June 30,                                                1999             1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income ....................................................      $9,173,118       $7,912,972
                                                                        ---------------------------
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation ..............................................         551,361          552,252
       Amortization of premium, net of
       discounts..................................................       2,823,459        4,153,612
       Provision for loan losses..................................         600,000          600,000
       Gains on sales.............................................         (75,881)               0
       Decrease in unearned discounts ............................          (4,967)         (53,982)
       Decrease (increase) in other assets........................       1,276,726           (7,902)

       Decrease in other liabilities .............................      (2,759,696)        (179,572)
                                                                        ---------------------------
         Net cash provided by operating activities ...............      11,584,120       12,977,380
                                                                        ---------------------------
Cash flows from investing activities:
       Net decrease in federal funds sold ........................       1,000,000       62,000,000
       Proceeds from redemptions of securities available for sale       96,165,079       81,963,352
       Proceeds from sales of securities available for sale ......      15,015,000                0
       Purchase of securities available for sale..................     (79,080,639)    (179,054,759)
       Proceeds from redemptions of investment securities ........      29,188,828       27,575,023
       Purchase of investment securities .........................     (25,345,490)      (5,172,204)
       Net increase in customer loans ............................     (30,328,361)     (10,800,482)
       Net increase in bank premises and equipment................        (155,966)        (282,513)
                                                                        ---------------------------
         Net cash provided/(used) by investing activities ........       6,458,451      (23,771,583)
                                                                        ---------------------------

Cash flows from financing activities:
       Net decrease in demand deposits, NOW, savings
         and money market accounts................................      (9,713,849)     (16,781,944)
       Net decrease in certificates of deposit ...................     (44,738,651)     (16,357,970)
       Net increase (decrease) in securities sold under repurchase
       agreements ................................................      25,000,000       (5,000,000)
       Net increase in other short-term borrowings ...............      12,443,478       32,849,158
       Proceeds from issuance of common stock ....................         480,918        1,101,375
       Purchases of treasury stock ...............................      (5,042,725)      (1,235,913)
       Dividends paid ............................................      (3,872,222)      (3,885,857)
                                                                        ---------------------------
         Net cash used by financing activities ...................     (25,443,051)      (9,311,151)
                                                                        ---------------------------
Net decrease in cash and cash equivalents ........................      (7,400,480)     (20,105,354)
Cash and cash equivalents at beginning of the period .............      38,435,946       51,209,936
Cash and cash equivalents at end of the period ...................      31,035,466       31,104,582


Supplemental disclosure of cash flow information:
       Interest paid .............................................      20,625,772       19,370,895

       Taxes paid ................................................       4,147,801        3,522,971


See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods ended June 30, 1999 and 1998 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1998.

2. Accumulated Other Comprehensive Income- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized appreciation or depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are the before tax and tax expense amounts applicable for the periods ended June 30, 1999 and December 31, 1998.

                                                               Before Tax          Tax           Net-of-Tax
                                                                 Amount          Expense          Amount
                                                              -----------       ----------       -----------
Other Comprehensive Income:
Unrealized appreciation, as of June 30, 1999,
changes arising during period                                 $ 5,415,189       $1,960,368       $ 3,454,821
                                                              -----------       ----------       -----------
Unrealized appreciation, as of December 31, 1998,
changes arising during period                                 $14,452,237       $5,376,737       $ 9,075,500
                                                              -----------       ----------       -----------

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the three months ended June 30, 1999 and June 30, 1998
---------------------------------------------------------------------

Interest income on investments increased $791,000 to $13.8 million as compared to $13.0 million for the same period in 1998. The increase was a result of $487,000 from higher volume and $304,000 from increase in interest rates. The average balance for the investment portfolio increased to $816.0 million, up $29.6 million from $786.4 million in 1998.

Interest income on loans increased to $7.8 million, up $303,000 compared to $7.5 million for the same period in 1998. $898,000 was from higher volume, offset by a reduction of $595,000 from lower interest rates as the prime rate averaged 7.75% versus an average of 8.50% for the same period in 1998. The average loan balance for the quarter increased to $369.9 million, up $41.3 million from $328.6 million in 1998.

Non interest income increased by $181,000 to $1.5 million in 1999 as compared to $1.4 million for the same period in 1998. This was primarily the result of increase in higher volume of processing fees of letters of credits and fee income.

Interest expense on interest bearing deposits decreased $756,000 to $6.2 million, down from $6.9 million for the same period in 1998. The decrease was primarily a result of $713,000 from lower interest rates . Average interest bearing deposits increased slightly to $618.7 when compared to $611.2 for the same period in 1998.

Interest expense on repurchase agreements remained constant at $2.2 million for both periods ending June 30, 1999 and 1998. $245,000 was from higher volume, offset by a reduction in interest rates of $271,000. The average balance for repurchase agreements increased $18.4 million for the quarter to $170.5 million, up from $152.1 million for the same period in 1998.

Other short term borrowings consisting of FHLB advances, Federal funds purchased, and US Treasury demand notes were employed to fund the increase in the loan and investment portfolios. At June 30, 1999, interest expense from other short term borrowings remained relatively the same, just over $700,000 for both periods ending June 1999 and 1998. Interest expense on FHLB term advances for the second quarter increased $124,000 to $598,000 when compared to $474,000 for the same period in 1998. The increase was a result of a higher volume of FHLB term advance, as the average balance for the period increased to $45 million, up $11.8 million from $33.2 million for the same period in 1998. The increase in FHLB term advances interest expense was offset by a decrease in Federal funds purchased and US Treasury demand notes interest expense of $127,000.

Non-interest expense increased to $6.3 million, up $582,000 from 1998 of $5.7 million. This stemmed principally from increases of $507,000 in salaries and benefits and $75,000 increase in other operating expenses.

Income tax expense increased $430,000 to $2.5 million, compared to $2.1 million in 1998. This was due principally to an increase in income before taxes of $1.2 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR POSSIBLE  LOAN LOSSES
-----------------------------------

An addition of $400,000 was made to the Provision for Possible Loan Losses for the second quarter in 1999, versus $200,000 in 1998. The loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and higher risk loans. The Bank's level of reserve follows industry standards, with the provision rising and falling to reflect the status of our loan portfolio risk. The level of allowance for loan losses is evaluated by management quarterly and is based on several factors in addition to nonaccrual loans, doubtful and substandard loans including: charged-off loans, recoveries, changes in levels and characteristics of outstanding loans, and loans classified by management as higher than normal credit risk, but where a loss is not currently anticipated.

The following table sets forth certain information with respect to the loan loss experience for the quarter ended June 30, 1999 and 1998.

                                                          6/30/99        6/30/98
                                                          ----------------------
                                                              (In thousands)

Balance at beginning of period ...................         $8,114         $6,817

Provision for loan losses ........................            400            200
Charge offs ......................................              0              0
Recoveries:
         Commercial ..............................             40             62
         Installment .............................              2              4
                                                           ---------------------
Total ............................................         $8,556         $7,083
                                                           =====================

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the six months ended June 30, 1999 and June 30, 1998
--------------------------------------------------------------------

Interest income on investments increased $1.3 million to $27.3 million as compared to $26.0 million for the same period in 1998. The increase was a result of $1.7 million from higher volume, offset by a decrease from lower interest rates of $499,000. The average balance for the investment portfolio increased to $823.9 million, up $52.7 million from $771.2 million in 1998.

Interest income on loans increased to $15.1 million, up $437,000 compared to $14.6 million for the same period in 1998. $1.7 million was from higher volume, offset by a reduction of $1.2 million from lower interest rates as the prime rate averaged 7.75% versus an average of 8.50% for the same period in 1998. The average loan balance for the year increased to $359.5 million, up $38.2 million from $321.3 million in 1998.

Non interest income increased by $392,000 to $3.0 million in 1999 as compared to $2.6 million for the same period in 1998. This was the result of gains on investment sales of $76,000, increased volume in letters of credits processing fees of $107,000 and an increase in fee income of $209,000.

Interest expense on interest bearing deposits decreased $1.1 million to $12.9 million, down from $14.0 million for the same period in 1998. The decrease was a result of $1.3 million from lower interest rates, offset by $121,000 from higher volume. Average interest bearing deposits increased $15.7 million to $635.3 million in 1999, compared to $619.6 million in 1998.

Interest expense on repurchase agreements remained relatively the same at $4.1 million for both periods ending June 30, 1999 and 1998. $412,000 was from higher volume, offset by a reduction in interest rates of $493,000. The average balance for repurchase agreements outstanding increased by $15.3 million for the year to $160.4 million, up from $145.1 million for the same period in 1998.

Other short term borrowings, consisting of FHLB advances, Federal funds purchased, and US Treasury demand notes were employed to fund the increases in the loan and investment portfolios. At June 30, 1999, interest expense on FHLB term advances increased $437,000, to $1.2 million, up from $763,000 for the same period in 1998. The increase was a result of a higher volume of FHLB term advances, as the average balance for the period increased to $45 million, up $18.4 million when compared $26.6 million for the same period in 1998. The increase in FHLB term advances interest expense was offset by a decrease in interest expense on Federal funds purchased and US Treasury demand notes of $153,000.

Non-interest expense increased to $12.9 million, up $1.0 million from the 1998 results of $11.9 million. This stemmed principally from an increase of $777,000 in salaries and benefits and $202,000 in other expenses.

Income tax expense increased $577,000 to $4.7 million, compared to $4.1 million in 1998. This was due principally to an increase in income before taxes of $1.8 million.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

An addition of $600,000 was made to the Provision for Possible Loan Losses for the six months ended June 30, 1999 and 1998. At June 30, 1999, the Bank's allowance for loan losses was 2.38 % of average loans outstanding totaling $359.5 million, with 2.20% of $321.3 million for the same period in 1998.

The following table sets forth certain information with respect to the loan loss experience for the periods ending June 30, 1999 and 1998.

                                                              6/30/99  6/30/98
                                                              -------  -------
                                                                 (In thousands)

Balance at beginning of period ...........................    $7,965   $6,167
Provision for loan losses.................................       600      600
Charge offs...............................................       178        0
Recoveries:
         Commercial.......................................       164      310
         Installment......................................         5        6
                                                              ---------------
Total.....................................................    $8,556   $7,083
                                                              ===============

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


                                                                        6/30/99      12/31/98
                                                                        -----------------------
                                                                         (Dollars in thousands)
Non - accrual loans.....................................................   $ 337      $ 146

Loans past due more than 90 days,
         still accruing.................................................     594        351
                                                                           ----------------
         Total..........................................................   $ 931      $ 497
                                                                           ================
Non - accrual loans as a % of reserve...................................    3.94%      1.83%
Non - accrual loans as a % of total average loans.......................     .09         .05

Interest income that would have been earned on non-accrual loans          $   8      $    3

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Average cash and short term investments totaled $51 million at June 30, 1999 compared with $59 million at December 31, 1998, accounting for 4.0% and 4.7% of the Bank's total average assets, respectively. Management considers overall liquidity at June 30, 1999 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. Through principal repayments and redemptions, the investment portfolio generated $125.3 million for the first six months of 1999, and a total of $231.3 million for the year ended December 31, 1998 for reinvestment and/or liquidity. Furthermore, $15 million for the period ended June 30, 1999 and a total of $19 million for the year ended December 31, 1998 were the result of investment sales to take advantage of interest rate arbitrage.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $915 million as of June 30, 1999, compared to $887 million at December 31, 1998. The Bank continues to retain a substantial portion of its average deposits in the form of noninterest-bearing funds, which were 30.5% at June 30, 1999 and 28.8% at December 31, 1998, or $279 million and $255 million, respectively.

Capital
-------

The primary source of capital growth is through retention of earnings. Undivided profits increased to $90.3 million as of June 30, 1999 as compared to $86.3 million as of December 31, 1998. On June 23, 1999, the Bank's Board of Directors declared its 264th consecutive quarterly dividend of $.20 per share of common stock payable to its shareholders. The Board believes that cash dividends are an important component of shareholder value and at the Company's current level of performance, dividend payments will continue into the future.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios and leverage ratio, as shown below, in excess of the required "Well Capitalized" level of 10% and 5%, respectively.

                                   Required       6/30/99        12/31/98
                                   --------------------------------------
Tier I Capital Ratio..........       4.00%         17.25%         16.94%
Total Capital Ratio...........       8.00          18.50          18.19
Leverage Ratio................       3.00           8.31           7.91

Management's Discussion and Analysis of Financial Condition and Results of Operations

There was an overall decrease of $4.9 million in capital from December 31, 1998 to June 30, 1999. Of this change, there was an increase in retained earnings of $3.9 million, a decrease in the change in market value of available for sale securities (net of tax effect) of $5.6 million and a net increase of $3.2 million in Treasury stock transactions.

THE YEAR  2000 ("Y2K") ISSUE
----------------------------

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

The committee is active with members from all areas of the Company. It has conducted a review and has developed segregated test environments where computer technicians and end users are able to simulate the change to year 2000 and beyond. The committee is continuing to devote necessary resources to ensure that the Company's operations will not be materially impacted or disrupted due to a Y2K computer system malfunction. As of June 30, 1999, the Company was 96% ready and is scheduled to be 100% ready by September 30, 1999.

The Company has obtained documentation from its vendors regarding their Y2k status. Vendors whose products or services are believed by management to be material to the Company have either provided written assurance that they are Y2K compliant or expect to be in compliance sometime this year. The Company could be adversely affected if other entities do not appropriately address their own compliance issues. The Company will continue to monitor its critical third parties on Year 2000 issues; to assess their readiness and their potential impact on the Company; and to develop the necessary contingency plans.

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

In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. The Company's costs that has been incurred associated with attaining Y2K readiness, totaled approximately $400,000. The Company has not incurred, and is not likely to incur, additional costs that are material to any reporting period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
--------------------------

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management's current expectations regarding economic, legislative and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary from current management's expectations include, but are not limited to general economic conditions: changes in interest rate, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation and regulation; changes in the ability of the Company, its vendors and customers to respond effectively to the year 2000 issue; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services.

Item 3, Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK MANAGEMENT
----------------------

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/ prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Bank's primary market risk exposure is interest rate risk, with foreign exchange, commodity and equity price risk not arising in the ordinary course of business. The ongoing monitoring and management of this risk is an important component of the Bank's asset/liability process which is governed by policies, established by its Board of Directors, that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Banks asset/liability management related activity based upon estimated market risk sensitivity, policy limit and overall market interest rate levels/trends.

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

Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE SENSITIVITY GAP ANALYSIS
--------------------------------------
As of June 30, 1999
(Dollars in thousands)

                                                   Less Than              3 to 12           1 to 5           Over
                                                   3 Months               Months            Years           5 Years      Total
--------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets

--------------------------------------------------------------------------------------------------------------------------------
Securities available for sale*                  $   42,042              $  124,007      $  263,443      $  164,326     $ 593,818

Securities held to maturity*                        14,238                  40,676         115,842         40,473        211,229

Loans                                              379,283                   5,087           5,883          1,835        392,088

Other                                                4,547                     100              --             --          4,647

--------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                      440,110                 169,870         385,168        206,634      1,201,782

================================================================================================================================

Interest Bearing Liabilities

--------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                          485,426                 105,699          17,430            175        608,730

Securities sold under
     repurchase agreements                          95,000                  90,000              --             --        185,000

Other short-term borrowing                          41,726                  20,000              --             --         61,726

--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 622,152                 215,699          17,430            175        855,456

================================================================================================================================
Net interest rate sensitivity gap                 (182,042)                (45,829)        367,738        206,459        346,326
Cumulative gap position                           (182,042)               (227,871)        139,867        346,326

Cumulative gap/total earning assets:
At June 30, 1999                                    (15.15)%                (18.96)%         11.64%         28.82%
At June 30, 1998                                    (19.71)%                (19.06)%         21.58%         28.09%

* Adjusted for weighted average maturity dates and prepayments for mortgage back securities. All securities are disclosed at book value.

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long - and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. During the second quarter of 1999, the Bank increased utilization of short-term borrowing to fund the increase in loans. Consequently, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of June 30, 1999, totaled $392.1 million, consisting of virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with an ending book value of $668.7 million, and an expected weighted average maturity of approximately four years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations,

Quantitative and Qualitative Disclosure About Market Risk

including $279 million in average demand deposits and $244 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of June 30, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at June 30, 1998.

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK
---------------------------------------------------
                                  June 30, 1999
                                                                                          Percent Increase
Change in Interest Rates   Estimated NPV    Estimated Increase (Decrease) in NPV*       (Decrease) in NPV at
Basis Points                Amount             Amount                       Percent       June 30, 1998
-------------------------------------------------------------------------------------------------------------
                                        (Dollars in thousands)
+200                       118,742              (52,005)                      (30.46%)          (17%)
+100                       145,785              (24,962)                      (14.62%)          ( 7%)
  --                       170,747                  --                           --             --
-100                       186,124              15,377                         9.01%           .97%
-200                       185,629              14,882                         8.72%           .70%

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

Part II - Other Information

Item 4, Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Bancorp, was held on April 27, 1999 at 12:00 noon for the following purposes:

1. To elect twelve directors to serve until the next Annual Meeting of Stockholders and/or until their successors are elected and qualified.

      Charles J. Baum

      William J. Cardew

      Eric W. Gould

      Rudolf H. Hertz

      James G. Lawrence

      Robinson Markel

      Paul Meyrowitz

      Alan Mirken

      Mitchell J. Nelson

      Leonard Schlussel

      Charles I. Silberman

      Spencer B. Witty


      Total Votes For            7,900,348

      Total Votes Opposed           91,273

      Total Votes Withheld       1,757,204

2. To transact such other business as may properly come before the Meeting or any adjournments or postponements thereof.

      There were no other matters discussed.

Item 6, Exhibits and Reports on Form 8 - K

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


                                     MERCHANTS NEW YORK BANCORP, INC.
                                     --------------------------------
                                     Registrant


Date:    August  9, 1999             --------------------------------

                                     James G. Lawrence
                                     President & Chief Executive Officer


Date:    August 9, 1999              --------------------------------

                                     M. Nasette Aranda
                                     Vice President & Comptroller