Form 10-Q
period 1999-09-30
MERCHANTS NEW YORK BANCORP INC
filed 1999-11-03
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934



      For the quarter ended                   Commission File No.  0-22058
        September 30, 1999



                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                 13-3650812
    (State or other jurisdiction of        (I.R.S. employer identification no.)
     incorporation or organization)


  275 Madison Avenue, New York, N.Y.                      10016-0001
(Address or principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code: (212)973-6600





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes     X        No
                                                   ------------    ------------


     As of October 28, 1999, there were 19,230,604 shares of common stock outstanding, the Registrant's only class of stock.

                              Merchants New York Bancorp
                          Quarter Ended September 30, 1999


                                                                            Page

Table of Contents                                                             1

Part  I  Financial Information

    Item 1. Financial Statements

          Consolidated Balance Sheets                                         2

          Consolidated Statements of Income and
               Comprehensive Income                                           3


          Consolidated Statements of Changes in Stockholders' Equity          4

          Consolidated Statements of Cash Flows                               5

         Notes to Consolidated Financial Statements                           6


    Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations                          7


    Item 3. Quantitative and Qualitative Disclosures About
       Market Risk                                                           14


Part  II  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                17


Signatures                                                                   17

                           Merchants New York Bancorp

                           Consolidated Balance Sheets



Part I - Item 1, Financial Statements
For the periods ended                                                       September 30, 1999             December 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Assets
   Cash and due from banks............................................           $42,915,580                    $38,435,946
   Federal funds sold.................................................             6,000,000                      5,000,000
   Securities available for sale, at market value.....................           613,003,278                    660,026,352
   Investment securities (market value of $200,902,190  in 1999
        and $203,429,134 in 1998).....................................           200,481,279                    198,163,304
                                                                             ----------------------------------------------
             Total securities.........................................           813,484,557                    858,189,656
                                                                             ----------------------------------------------
   Loans, net of unearned discounts...................................           462,326,766                    361,763,395
        Less allowance for loan losses................................             8,523,961                      7,964,735
                                                                             ----------------------------------------------
             Total loans, net.........................................           453,802,805                    353,798,660
                                                                             ----------------------------------------------
   Premises and equipment, net........................................             6,189,944                      6,708,796
   Customers' liability on acceptances................................            14,555,827                     13,241,093
   Other assets.......................................................            12,913,425                     14,196,829
---------------------------------------------------------------------------------------------------------------------------
        Total Assets..................................................        $1,349,862,138                 $1,289,570,980
===========================================================================================================================

Liabilities and Stockholders' Equity
   Deposits:
        Demand........................................................          $253,411,488                   $282,044,272
        NOW...........................................................            47,872,916                     46,444,839
        Savings.......................................................            28,398,587                     26,177,229
        Money market..................................................           178,296,133                    162,788,408
        Time..........................................................           390,049,105.                   416,868,544
                                                                             ----------------------------------------------
        Total deposits................................................           898,028,229                    934,323,292
   Securities sold under repurchase agreements .......................           170,000,000                    160,000,000
   FHLB term advances                                                            130,000,000                     45,000,000
   Other short-term borrowings........................................            14,491,893                      4,282,319
   Acceptances outstanding............................................            14,555,827                     13,241,093
   Other liabilities..................................................            13,699,266                     19,746,071
                                                                             ----------------------------------------------
        Total Liabilities.............................................         1,240,775,215                  1,176,592,775
Stockholders' Equity
   Capital stock:  $.001 par value;  40,000,000 authorized shares;
        9,989,332 shares issued in 1999 and 1998*.....................                 9,989                          9,989
   Surplus............................................................            23,889,352                     23,889,352
   Undivided profits..................................................            93,090,902                     86,304,445
   Less:   Treasury stock at cost:  362,980 and 240,507 shares
        in 1999 and 1998, respectively*...............................           (10,296,603)                    (6,301,081)
   Accumulated other comprehensive income, net of tax:
        Unrealized appreciation on securities available for sale......             2,393,283                      9,075,500
                                                                             ----------------------------------------------
        Total Stockholders' Equity....................................           109,086,923                    112,978,205
---------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity........................... $1,349,862,138                 $1,289,570,980
============================================================================================================================

*  Shares are not adjusted for 2-for-1 stock split, effective 10/1/99.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

            Consolidated Statements of Income & Comprehensive Income
                                   (Unaudited)

                                                                       Three Months Ended Sept, 30,    Nine Months Ended Sept. 30,
                                                                          1999             1998           1999             1998
--------------------------------------------------------------------------------------------------    -----------------------------
Interest and Dividend Income
    Loans...........................................................   $9,316,063      $8,533,526     $24,399,759      $23,180,733
    Investment securities:
      Taxable.......................................................   12,607,254      12,543,187      37,563,150       36,324,080
      Non-taxable...................................................    1,112,097       1,185,389       3,440,290        3,442,749
    Other interest income...........................................       60,164          65,027         373,176          600,705
                                                                    ------------------------------    -----------------------------
      Total interest and dividend income............................   23,095,578      22,327,129      65,776,375       63,548,267
                                                                    ------------------------------    -----------------------------
Interest Expense
    Deposits........................................................    6,389,830       7,231,451      19,290,926       21,307,105
    Securities sold under repurchase agreements.....................    2,416,667       2,621,489       6,481,630        6,767,426
    FHLB term advances..............................................      920,364         641,466       2,120,287        1,404,116
    Other short-term borrowings.....................................      304,478         326,211         502,268          670,502
                                                                    ------------------------------    -----------------------------
      Total interest expense........................................   10,031,339      10,820,617      28,395,111       30,149,149
                                                                    ------------------------------    -----------------------------
      Net Interest Income...........................................   13,064,239      11,506,512      37,381,264       33,399,118
    Provision for loan losses.......................................      615,000         150,000       1,215,000          750,000
                                                                    ------------------------------    -----------------------------
      Net interest income after provision for loan loss.............   12,449,239      11,356,512      36,166,264       32,649,118
                                                                    ------------------------------    -----------------------------
Non Interest Income
    Service fees and other charges..................................      363,433         309,952         993,281          940,697
    International department services...............................      874,254         755,934       2,371,379        2,146,306
    Fee income......................................................      497,093         275,407       1,327,391          895,372
    Securities gains, net...........................................            0          28,339          75,881           28,339
                                                                    ------------------------------    -----------------------------
      Total non interest income.....................................    1,734,780       1,369,632       4,767,932        4,010,714
                                                                    ------------------------------    -----------------------------
Non Interest Expense
    Salaries and employee benefits..................................    3,495,703       3,232,413      11,036,371        9,996,314
    Net occupancy...................................................      705,548         665,189       1,998,127        1,931,423
    Equipment.......................................................      230,590         202,529         697,756          620,446
    Other expenses..................................................    1,788,077       1,450,573       5,351,232        4,887,199
                                                                    ------------------------------    -----------------------------
      Total non interest expense....................................    6,219,918       5,550,704      19,083,486       17,435,382
                                                                    ------------------------------    -----------------------------
Income before income taxes..........................................    7,964,101       7,175,440      21,850,710       19,224,450
Provision for income taxes..........................................    2,463,530       2,427,434       7,177,021        6,563,473
--------------------------------------------------------------------------------------------------    -----------------------------
      Net  Income...................................................   $5,500,571      $4,748,006     $14,673,689      $12,660,977
--------------------------------------------------------------------------------------------------    -----------------------------
Earnings per share*:
    Basic...........................................................        $0.29           $0.24           $0.76            $0.65
    Diluted.........................................................         0.29            0.24            0.76             0.64
==================================================================================================    =============================

Comprehensive income
Net income..........................................................   $5,500,571      $4,748,006     $14,673,689      $12,660,977
Other comprehensive income, net of tax:
    Unrealized appreciation/(depreciation) on securities available
         for sale during the period.................................   (1,061,538)      4,482,338      (6,682,217)       3,949,936
Less:  reclassification for gains included in net income............            0         (28,339)        (75,881)         (28,339)
==================================================================================================    =============================
    Comprehensive income............................................   $4,439,033      $9,202,005      $7,915,591      $16,582,574
==================================================================================================    =============================


 *  Adjusted for 2 for 1 stock split, effective 10/1/99.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)



For the periods ended September 30,                                           1999                1998
--------------------------------------------------------------------------------------------------------
Capital stock:
                                                                       ---------------------------------
   Balance at beginning and end of period.................                   $9,989              $9,989
                                                                       ---------------------------------
Surplus:
                                                                       ---------------------------------
   Balance at beginning and end of period.................               23,889,352          23,889,352
                                                                       ---------------------------------
Undivided profits:
   Balance at beginning of year...........................               86,304,445          80,016,765
   Net income.............................................               14,673,689          12,660,977
   Cash dividends paid....................................               (6,278,808)         (5,832,580)
   Common stock issued from treasury stock................               (1,608,424)         (1,196,377)
                                                                       ---------------------------------
   Balance at end of period...............................               93,090,902          85,648,785
                                                                       ---------------------------------
Treasury stock:
   Balance at beginning of year............................              (6,301,081)         (6,665,520)
   Repurchase of 182,600 and 54,043 shares of common stock
               in 1999 and 1998, respectively*.............              (6,222,650)         (2,055,284)
   Issuance of 60,127 and 114,676 shares  of common stock
               in 1999 and 1998, respectively*.............               2,227,128           2,332,826
                                                                       ---------------------------------
   Balance at end of period................................             (10,296,603)         (6,387,978)
                                                                       ---------------------------------
Accumulated other comprehensive income:
   Net unrealized appreciation on securities
   available for sale, net of tax effect
   Balance at beginning of year............................               9,075,500           8,943,812
   Changes during the period, net of tax...................              (6,682,217)          3,949,936
                                                                       ---------------------------------
   Balance at end of period................................               2,393,283          12,893,748
                                                                       ---------------------------------
Total stockholders' equity
   Balance at beginning of year............................             112,978,205         106,194,398
   Changes during the period, net..........................              (3,891,282)          9,859,498
                                                                       --------------------------------
--------------------------------------------------------------------------------------------------------
   Total ending balance....................................            $109,086,923        $116,053,896
========================================================================================================


*  Shares are not adjusted for 2-for-1 stock split, effective 10/1/99.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                              For the periods ended September 30,                            1999              1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income....................................................................         $14,673,689       $12,660,977
                                                                                      --------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation..............................................................            .815,139           825,451
      Amortization of premium, net of discounts.................................           3,616,870         5,992,745
      Provision for loan losses.................................................           1,215,000          750,000
      Gains on sales............................................................             (75,881           (28,339)
      Increase (decrease) in unearned discounts.................................              14,271           (11,664)
      Decrease (increase) in other assets.......................................           1,197,690        (1,503,819)
      Decrease in other liabilities.............................................          (1,975,561)       (1,068,140)
                                                                                      --------------------------------
          Net cash provided by operating activities.............................          19,481,217        17,617,211
                                                                                      --------------------------------
Cash flows from investing activities:
      (Increase) decrease in federal funds sold.................................          (1,000,000)       57,000,000
      Proceeds from redemptions of securities available for sale................         130,116,573       131,482,662
      Proceeds from sales of securities available for sale......................          15,015,000        6,844,407
      Purchase of securities available for sale.................................        (129,043,026)     (252,256,745)
      Proceeds from redemptions of investment securities........................          40,923,423        40,822,734
      Purchase of investment securities.........................................         (26,601,323)      (8,653,389)
      Net increase in customer loans............................................        (101,233,415)      (69,525,754)
      Net increase in bank premises and equipment...............................            (210,572)         (450,285)
                                                                                      --------------------------------
         Net cash used by investing activities..................................         (72,033,340)      (94,736,370)
                                                                                      --------------------------------
Cash flows from financing activities:
      Net decrease in demand deposits, NOW, savings
        and money market accounts...............................................          (9,475,624)      (33,639,840)
      (Decrease) increase in certificates of deposit............................         (26,819,439)       23,113,321
      Net increase in securities sold under repurchase agreements...............          10,000,000        40,000,000
      Net increase in FHLB term advances........................................          85,000,000        25,000,000
      Net increase in other short-term borrowings...............................          10,209,574        3,345,806
      Proceeds from issuance of common stock....................................             618,704         1,136,449
      Purchases of treasury stock...............................................          (6,222,650)       (2,055,284)
      Dividends paid............................................................          (6,278,808)       (5,832,580)
                                                                                      --------------------------------
         Net cash provided by financing activities..............................          57,031,757        51,067,872
                                                                                      --------------------------------
Increase (decrease) in cash and cash equivalents................................           4,479,634       (26,051,287)
Cash and cash equivalents at beginning of the period............................          38,435,946        51,209,936
Cash and cash equivalents at end of the period..................................          42,915,580        25,158,649
=======================================================================================================================

Supplemental disclosure of cash flow information:
      Interest paid.............................................................          30,580,631        31,197,902
      Taxes paid................................................................           6,901,754         5,926,325
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp


Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (Bancorp) and its wholly owned subsidiary, The Merchants Bank of New York (the Bank). All material intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the interim periods ended September 30, 1999 and 1998 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1998 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1998.

2. Accumulated Other Comprehensive Income- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized appreciation or depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are the before tax and tax expense amounts applicable for the periods ended September 30, 1999 and December 31, 1998.



                                                               Before Tax          Tax           Net-of-Tax
                                                                 Amount          Expense           Amount
                                                               ----------      ----------        -----------
Other Comprehensive Income:
Unrealized appreciation, as of September 30, 1999,
changes arising during period                                 $ 3,698,775      $1,305,492        $ 2,393,283
Unrealized appreciation, as of December 31, 1998,
changes arising during period                                 $14,452,237      $5,376,737        $ 9,075,500


3. Bancorp's Board of Directors declared a 2 for 1 stock split on August 17, 1999, to shareholders of record as of September 21, 1999, with an effective date of October 1, 1999. As a result, adjustments have been made to the capital accounts at the effective date, while retroactive adjustments have been made to the number of shares used for the earnings per share calculation.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the three months ended September 30, 1999 and September 30, 1998
-------------------------------------------------------------------------------
Interest income on investments remained constant at $13.7 million for both periods ended September 30, 1999 and 1998. A decrease of $328,000 from lower volume was offset by an increase of $319,000 from higher interest rates. The average balance for the investment portfolio for the period decreased to $799.0 million, down $19.8 million from $818.8 million for the same period in 1998.

Interest income on loans increased to $9.3 million, up $782,000 when compared to $8.5 million for the same period in 1998. $1.3 million was from higher volume, offset by a reduction of $480,000 from lower interest rates as the prime rate averaged 8.10% versus an average of 8.50% for the same period in 1998. The average loan balance for the quarter increased to $425.3 million, up $56.8 million from $368.5 million in 1998, a portion of which is the result of establishing a new asset-based lending subsidiary.

Non interest income increased by $365,000 to $1.7 million in 1999 when compared to $1.4 million for the same period in 1998. This was primarily the result of increases in fee income and higher volume of processing letters of credits.

Interest expense on interest bearing deposits decreased $842,000 to $6.4 million, down from $7.2 million for the same period in 1998. The decrease was a result of $243,000 from lower volume and $599,000 from lower interest rates . Average interest bearing deposits decreased $5.8 million to $622.9 compared to $628.7 for the same period in 1998.

Interest expense on repurchase agreements decreased to $2.4 million, a reduction of $204,000, when compared to $2.6 million for the same period in 1998. The decrease was primarily the result of a $220,000 decrease from lower interest rates, offset by a slight increase from volume of $16,000. The average balance for repurchase agreements increased $1.1 million to $183.2 million, up from $182.1 million for the same period in 1998.

Interest expense on FHLB term advances increased to $920,000, up $279,000 from $641,000 for the same period in 1998. The increase was a result of a higher volume of $316,000, offset by a reduction of $37,000 in interest rates. The average balance for the period increased to $68.4 million, up $23.4 million from $45.0 million for the same period in 1998.

Other short term borrowings consisting of Federal funds purchased and US Treasury demand notes were employed to fund the increase in the loan and investment portfolios. At September 30, 1999, interest expense from other short term borrowings decreased to $304,000, a reduction of $22,000 when compared to $326,000 for the same period in 1998. The reduction was primarily the result of lower interest rates, as the average balance for the period remained constant at $22.2 million for both periods.

Non-interest expense increased to $6.2 million, up $669,000 from $5.5 million for the same period in 1998. This stemmed principally from an increase of $263,000 in salaries and benefits and a $406,000 increase in other operating expenses. Some of these increases relate to the added expense of the new asset-based lending subsidiary.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense was $2.4 million for both periods ending September 30, 1999 and 1998. Although the Bank had increased its profitability, taxes remained constant due to tax planning considerations.


PROVISION FOR LOAN LOSSES
-------------------------

An addition of $615,000 was made to the Provision for Loan Losses for the third quarter in 1999, versus $150,000 in 1998. The loan loss provision is based on maintaining a loan loss reserve to cover all non- accrual and high risk loans. The Bank's level of reserve follows industry standards, with the provision rising and falling to reflect the status of our loan portfolio risk. The level of allowance for loan losses is evaluated by management quarterly and is based on several factors in addition to nonaccrual loans, doubtful and substandard loans including: charged-off loans, recoveries, changes in levels and characteristics of outstanding loans, and loans classified by management as higher than normal credit risk.

The following table sets forth certain information with respect to the loan loss experience for the quarter ended September 30, 1999 and 1998.

                                                       9/30/99          9/30/98
                                                       -------------------------
                                                            (In thousands)
Balance at beginning of period                         $8,556            $7,084
Provision for loan losses....................             615               150
Charge offs..................................             688                 0
Recoveries:
         Commercial..........................              40               202
         Installment.........................               1                 6
                                                     ---------------------------
Total........................................          $8,524            $7,442
                                                     ===========================

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the nine months ended September 30, 1999 and September 30, 1998
------------------------------------------------------------------------------
Interest income on investments increased $1.2 million to $41.0 million as compared to $39.8 million for the same period in 1998. The increase was a result of $1.4 million from higher volume, offset by a decrease from lower interest rates of $184,000. The average balance for the investment portfolio increased to $815.5 million, up $28.3 million from $787.2 million in 1998.

Interest income on loans increased to $24.4 million, up $1.2 compared to $23.2 million for the same period in 1998. $2.9 million was from higher volume, offset by a reduction of $1.7 million from lower interest rates as the prime rate averaged 7.87% versus an average of 8.50% for the same period in 1998. The average loan balance for the year increased to $381.7 million, up $44.4 million from $337.3 million in 1998. A portion of this increase is attributable to the new asset-based lending subsidiary.

Non interest income increased by $757,000 to $4.8 million in 1999 as compared to $4.0 million for the same period in 1998. This was the result of an increase in gains on investment sales of $48,000, increased volume in letters of credits processing fees of $225,000 and an increase in fee income of $484,000.

Interest expense on interest bearing deposits decreased $2.0 million to $19.3 million, down from $21.3 million for the same period in 1998. The decrease was primarily the result of a $1.9 million reduction from lower interest rates. Average interest bearing deposits increased $8.4 million to $631.1 million in 1999, compared to $622.7 million in 1998.

Interest expense on repurchase agreements decreased $285,000 to $6.5 million, down from $6.8 million for the same period last year. The decrease was the result of $717,000 from a reduction in interest rates, offset by $432,000 from higher volume. The average balance for repurchase agreements outstanding for the period increased $10.5 million to $168.1 million, up from $157.6 million for the same period in 1998.

Interest expense on FHLB term advances increased to $2.1 up $716,000 from $1.4 million for the same period in 1998. The increase was a result from higher volume of $809,000, offset by a reduction of $93,000 from lower interest rates. The average balance for the period increased to $52.9 million, up $20.1 million from $32.8 million for the same period in 1998.

Other short term borrowings, Federal funds purchased and US Treasury demand notes were employed to fund the increases in the loan and investment portfolios. At September 30, 1999, interest expense from other short term borrowings decreased $168,000 to $502,000 down from $671,000 for the same period last year. The decrease was a result of $92,000 from lower volume and $76,000 from interest rates. The average balance for the period decreased $2.6 million to $13.5 million from $16.1 million in 1998.

Non-interest expense increased to $19.1 million, up $1.7 million from the 1998 results of $17.4 million. This stemmed principally from an increase of $1.0 million in salaries and benefits and $608,000 in other operating expenses. Part of these increases relate to the new asset-based lending subsidiary.

Income tax expense increased $614,000 to $7.2 million, compared to $6.6 million in 1998. This was due principally to an increase in income before taxes of $2.6 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR LOAN LOSSES
-------------------------

An addition of $1,215,000 and $750,000, was made to the Provision for Loan Losses for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999, the Bank's allowance for loan losses was 2.23 % of average loans outstanding totaling $381.7 million, with 2.21% of $337.3 million of average loans for the same period in 1998.

The following table sets forth certain information with respect to the loan loss experience for the periods ending September 30, 1999 and 1998.

                                                      9/30/99     9/30/98
                                                        (In thousands)
Balance at beginning of period                        $7,965      $6,167
Provision for loan losses.....................         1,215         750
Charge offs.....................................         866           0
Recoveries:
         Commercial...........................           204         512
         Installment..........................             6          13
                                                    --------     --------
Total............................................     $8,524      $7,442
                                                    ========     ========


PAST DUE LOANS AND NON PERFORMING ASSETS
----------------------------------------

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

                                                                                  9/30/99      12/31/99
                                                                                 -----------------------
                                                                                  (Dollars in thousands)
Non - accrual loans.................................................               $567          $146
Loans past due more than 90 days,
         still accruing.............................................                174           351
                                                                                 ----------------------
         Total......................................................               $741          $497
                                                                                 ======================
Non - accrual loans as a % of reserve...............................               6.65%         1.83%
Non - accrual loans as a % of total average loans...................                .15           .05
Interest income that would have been earned on non- accrual loans...              $  31          $  3


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

Average cash and short term investments totaled $47.8 million at September 30, 1999 compared with $59 million at December 31, 1998, accounting for 3.7% and 4.7% of the Bank's total average assets, respectively. Management considers overall liquidity at September 30, 1999 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. Through principal repayments and redemptions, the investment portfolio generated $171 million for nine months of 1999, and a total of $231 million for the year ended December 31, 1998 for reinvestment and/or liquidity. Furthermore, $15 million for the period ended September 30, 1999 and a total of $19 million for the year ended December 31, 1998 were the result of investment sales.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $904 million as of September 30, 1999, compared to $887 million at December 31, 1998. The Bank continues to retain a substantial portion of its average deposits in the form of noninterest-bearing funds, which were 30.2% at September 30, 1999 and 28.8% at December 31, 1998, or $273 million and $255 million, respectively.

CAPITAL
-------

The primary source of capital growth is through retention of earnings. Undivided profits increased to $93 million as of September 30, 1999 as compared to $86 million as of December 31, 1998. On August 17, 1999, the Bank's Board of Directors declared its 265th consecutive quarterly dividend of $.125 after split share of common stock payable to its shareholders, for the third quarter of 1999. This was an increase of 25% above the $.10 after split dividend for the first and the second quarter of 1999. The Board believes that cash dividends are an important component of shareholder value and at the Company's current level of performance, dividend payments will continue into the future.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios and leverage ratio, as shown below, in excess of the required "Well Capitalized" level of 10% and 5%, respectively.

                                   Required         9/30/99         12/31/99
                                   -----------------------------------------
Tier I Capital Ratio...........     4.00%            16.00%          16.94%
Total Capital Ratio............     8.00             17.25           18.19
Leverage Ratio.................     3.00              8.24            7.91

Management's Discussion and Analysis of Financial Condition and Results of Operations

There was an overall decrease of $3.9 million in capital from December 31, 1998 to September 30, 1999. Of this change, there was an increase in retained earnings of $6.8 million, a decrease in the change in market value of available for sale securities (net of tax effect) of $6.7 million and a net increase of $4.0 million in Treasury stock transactions.


THE YEAR 2000 ("Y2K") ISSUE
---------------------------

This issue deals with the concerns regarding the inability of computers to recognize the advent of the date 2000 and potential problems resulting therefrom. The Company utilizes and is dependent upon data processing systems, as well as softwares, to conduct its business. The data processing systems and softwares, including third party data processors are operated on in-house personal computers and wide area networks. These systems have been deemed to be Y2K compatible. The Company has an extensive program in place to address its exposure to the Year 2000 issue, handled by the Y2K committee. The committee has been active with members from all areas of the Company as we enter this crucial time in our preparation for the Year 2000.

ACHIEVEMENTS
------------
Having successfully completed remediation of critical business applications, the Company has conducted, reviewed, and developed segregated test environments where computer technicians and end users are able to simulate the change to year 2000 and after. Operating systems and hardware have been upgraded as needed. Software applications have been undergoing replacement with modern, compliant products over the past several years.

Testing has demonstrated that the Bank's computer systems are ready to operate beyond the Year 2000. Testing of internal systems will continue for the remainder of the year. The committee will continue to devote necessary resources to ensure that the Company's operations will not be materially impacted or disrupted due to a Y2K computer system malfunction. As of September 30, 1999, the Company was 100% ready.

THIRD PARTY VENDORS/SERVICE PROVIDERS
-------------------------------------

The Company has obtained documentation from its vendors regarding their Y2k status. Vendors whose products or services are believed by management to be material to the Company have either provided written assurance that they are Y2K compliant or expect to be in compliance by the end of the year. The Company could be adversely affected if other entities do not appropriately address their own compliance issues. The Company will continue to monitor its critical third parties on Year 2000 issues; to assess their readiness and their potential impact on the Company; and to develop the necessary contingency plans.

CONTINGENCY PLAN
----------------

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

the Company will not be adversely affected by unforseen problems in the Company's computer systems or in systems provided by third parties and by other entities not associated with the Company which are unsuccessful in properly addressing this issue.

COSTS
-----
In compliance with Year 2000 disclosure requirements, the committee has analyzed the impact that compliance with the Year 2000 may have on earnings. The Company's costs that have been incurred associated with attaining Y2K readiness, totaled approximately $400,000. The Company has not incurred, and is not likely to incur, additional costs that are material to any reporting period.


FORWARD LOOKING STATEMENTS
--------------------------

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

Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE SENSITIVITY GAP ANALYSIS
--------------------------------------
As of September 30, 1999
(Dollars in thousands)


                                     Less Than        3 to 12         1 to 5           Over
                                      3 Months         Months          Years          5 Years          Total
------------------------------------------------------------------------------------------------------------

nterest Earning Assets

Securities available for sale*      $   33,564       $101,843        $291,207       $182,691        $609,305
Securities held to maturity*            15,440         29,153         101,366         54,522         200,481
Loans                                  436,536         10,493          12,324          2,974         462,327
Other                                    8,458          ----            ----           ----            8,458
------------------------------------------------------------------------------------------------------------
Total interest earning assets          493,998        141,489         404,897        240,187       1,280,571
============================================================================================================
Interest Bearing Liabilities
------------------------------------------------------------------------------------------------------------
Interest bearing deposits              494,520        133,768          16,239             90        644,617
Securities sold under
     repurchase agreements             160,000         10,000           ----           ----         170,000
Other short-term borrowing             119,492         25,000           ----           ----         144,492
------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     774,012        168,768          16,239             90         959,109
============================================================================================================
Net interest rate sensitivity gap    (280,014)        (27,279)        388,658        240,097         321,462
Cumulative gap position              (280,014)       (307,293)         81,365        321,462
Cumulative gap/total earning assets:
At September 30, 1999                  (21.87)%        (24.00)%          6.35%         25.10%
At September 30, 1998                  (11.71)%        (21.31)%         17.06%         26.05%



* Adjusted for weighted average maturity dates and prepayments for mortgage back securities. All securities are disclosed at book value.

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long - and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. During the third quarter of 1999, the Bank increased utilization of short-term borrowing to fund the increase in loans. Consequently, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of September 30, 1999, totaled $462.3 million, consisting of virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with an ending book value of $688.9 million, and an expected weighted average maturity of approximately four years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest

Quantitative and Qualitative Disclosure About Market Risk

rate fluctuations, including $273 million in average demand deposits and $246 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of September 30, 1999, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at September 30, 1998.

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                                  September 30, 1999
                            ------------------------------------------------------------
Change in Interest Rates    Estimated NPV     Estimated Increase (Decrease) in NPV*           Percent Increase
                                             --------------------------------------------   (Decrease) in NPV at
Basis Points                Amount                     Amount                   Percent     September 30, 1998
----------------------------------------------------------------------------------------------------------------
                                                (Dollars in thousands)
+200                       110,805                   (54,376)                   (32.92%)           (15%)
+100                       138,940                   (26,241)                   (15.89%)           ( 5%)
-----                      165,181                       --                       --                --
-100                       183,599                    18,418                     11.15%           (.52%)
-200                       184,984                    19,803                     12.00%           (.88%)

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

Part II - Other Information

Item 6, Exhibits and Reports on Form 8 - K

(a)      Exhibits:
                  Exhibit 11 - Computation of Earnings Per Share
                  Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8 - K.
                  During the third quarter of 1999, the Company filed one Form 8-K, dated September 17, 1999, which contained information pursuant to Item 5 of Form 8-K.







                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MERCHANTS NEW YORK BANCORP, INC.
                                      Registrant


Date:    October 29, 1999             /s/ James G. Lawrence
                                      -----------------------------------------
                                      James G. Lawrence
                                      President & Chief Executive Officer


Date:    October 29, 1999             /s/ M. Nasette Aranda
                                      -----------------------------------------
                                      M. Nasette Aranda
                                      Vice President & Comptroller

Exhibit 11 - Computation of Earnings Per Share

Earnings Per Share (EPS), presented below is the calculation of basic and diluted EPS for the Company for the nine months ended September 30, 1999 and 1998, adjusted for the 2 for 1 stock split.

                                                          1999           1998
                                                       -------------------------
Net Income                                             $14,673,689   $12,660,978
Less: minority inter                                         5,569         5,569
                                                       -----------   -----------
Net income available to common shareholders            $14,668,120   $12,655,409

Weighted average shares outstanding                     19,310,357    19,424,810
Plus: effect of stock options as dilutive securities        93,591       180,784
                                                       -----------   -----------
Adjusted weighted average shares assuming dilution      19,403,948    19,605,594

EPS - Basic                                            $      0.76   $       .65
EPS - Diluted                                          $      0.76   $       .64
================================================================================