Form 10-K
period 1999-12-31
MERCHANTS NEW YORK BANCORP INC
filed 2000-03-28
CIK 884383

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                      Commission File No. 0-22058
    December 31, 1999

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

      As of February 1, 2000, the aggregate market value of the voting stock held by non-affiliates was $235,255,944.

      As  of  February  1,  2000,   18,956,040   shares  of  common  stock  were
outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Specified portions of the 1999 Annual Report of Merchants New York Bancorp, Inc. are incorporated by reference in Part I, Part II and Part IV.

(2) Specified portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, dated March 24, 2000 of Merchants New York Bancorp, Inc. are incorporated by reference in Part III.

================================================================================

                        MERCHANTS NEW YORK BANCORP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.    BUSINESS                                                          1

ITEM 2.    PROPERTIES                                                       20

ITEM 3.    LEGAL PROCEEDINGS                                                20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

                                   PART II                                  21

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                              21

ITEM 6.    SELECTED FINANCIAL DATA                                          21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              22

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                              22

                                   PART III                                 22

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                  22

ITEM 11.   EXECUTIVE COMPENSATION                                           22

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                                       22

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   22

                                   PART IV                                  23

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K                                                         23

                                 SIGNATURES                                 24

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

      Cash dividends were commenced in 1932 and since then have been paid consecutively every quarter for the ensuing 67 years.

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

      The Bank furnishes lending and depository services to small and medium size commercial and industrial customers and to individuals. Loan facilities to these customers include short term loans, revolving credit arrangements, term loans, personal installment loans, and auto loans. Most of the Bank's business loans are short term. Lending is limited to the New York metropolitan area which includes the five boroughs, Westchester, Long Island, and Northern New Jersey. No single borrower or group of related borrowers is indebted to the Bank in the aggregate for an amount in excess of $10.9 million. The Bank's legal lending limit was in excess of $17 million at December 31, 1999.

      The Bank's subsidiary, MBNY Holdings Corp., a Delaware corporation, is a holding company that owns the common stock and a majority of the preferred stock of Merchants Capital Corporation, a real estate investment trust that owns approximately 90% of the real estate related portion of the Bank's investment portfolio.

      The Bank's subsidiary, Merchants New York Commercial Corp., a Delaware corporation, specializes in asset-based lending, providing revolving loans to manufacturing, wholesale, distribution and service companies with high working capital needs. The loans are based on the level of a company's working capital assets, primarily accounts receivable and inventory. In addition, machinery and equipment loans for both existing and new equipment may be provided. In all instances, the loans are secured by the related assets which are closely monitored.

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

      The Company is a registered bank holding company subject to the regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the FRB quarterly and annual reports and any additional information that may be required under the Act. The Act also requires every bank holding company to obtain the prior approval of the FRB before (i) acquiring all or substantially all of the assets of, or direct or indirect ownership or control of, more than 5% of the outstanding voting stock of any bank which is not already majority owned, or
(ii) acquiring, or merging or consolidating with, any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions, mergers or consolidations.

      In November 1999, the Gramm-Leach-Bliley Act became law. This legislation repealed many limitations applicable to banks, including those relating to transactions in investment securities and to interstate branch banking. It is too early to predict the effect, if any, that this new legislation will have on the Company and the Bank.

      The Riegle-Neal Act of 1994 permits an adequately capitalized and managed bank holding company, with FRB approval, to acquire control of banks outside its principal state of operation, without regard to whether such acquisitions are permissible under state law (except that states may restrict out-of-state acquisitions of newly formed banks by prescribing a minimum time that a bank must have been in existence before it can be acquired by an out-of-state bank; this cannot be greater than five years.) No bank holding company may make an acquisition outside its principal state of operation which would result in it controlling more than 10% of the total amount of deposits of all insured depository institutions in the United States, or 30% or more of the total deposits of insured depository institutions in any state (unless such limit is waived, or a more restrictive or permissive limit is established, by a particular state).

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

      At December 31, 1999, the capital ratios of the Company and the Bank exceeded the FRB's minimum regulatory capital guidelines as follows:

                                              Merchants New York Bancorp, Inc.

                                                                            Risked-Based Capital
                             Leverage Capital(1)                   Tier 1                         Total(2)
                         ----------------------------   ------------------------------------------------------------
                            Amount         Ratio             Amount         Ratio              Amount       Ratio
                         ----------------------------   ----------------------------    ----------------------------
                                                   (Dollars in Thousands)

          Actual           $103,937         7.54%           $103,937        14.88%            $112,670      16.13%

          Minimum
          requirement        41,354         3.00              27,940         4.00               55,881       8.00

                           ======================           ======================            ====================
          Excess           $ 62,583         4.54%           $ 75,997        10.88%            $ 56,789       8.13%
                           ======================           ======================            ====================


                                               The Merchants Bank of New York

                                                                             Risk-Based Capital
                             Leverage Capital(1)                   Tier 1                         Total(2)
                         ----------------------------   ------------------------------------------------------------
                            Amount        Ratio             Amount        Ratio             Amount        Ratio
                         ----------------------------   ----------------------------    ----------------------------
                                                   (Dollars in Thousands)

          Actual           $104,653         7.58%           $104,653        14.96%            $113,396      16.21%

          Minimum
          requirement        55,226         4.00              27,982         4.00               55,963       8.00

                           ======================           ======================            ====================
          Excess           $ 49,427         3.58%           $ 76,671        10.96%            $ 57,433       8.21%
                           ======================           ======================            ====================

(1) The leverage capital requirement is generally between 3.0% and 5.0% for all but the most highly-rated companies.

(2) The Company's Tier 1 capital includes stockholders' equity, net of intangible assets, and gross of unrealized securities valuation accounts. Total risk-based (Tier 2) capital includes Tier 1 capital plus the amount of loan loss allowance or 1.25% of risk-weighted assets, whichever is less.

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

Lending Activities and Credit Risk Management

      The Bank's commercial and industrial loan portfolio represents approximately 96% of total loans. Loans in this category are typically made to small and medium sized businesses. Such loans typically range between $100,000 and $3 million, although larger loans are made on occasion, as the Bank's legal lending limit is in excess of $17 million. Loan proceeds are generally used for working capital and are seasonal in nature. In addition, the Bank supports the financing of the importation of merchandise through letters of credit and direct loans. The primary source of repayment is from the borrowers' conversion cycle of inventory and accounts receivable as well as profits and cash flows.

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

      As of December 31, 1999, the Bank's loans of $437 million, net of unearned discounts, represented 31% of total assets. The Bank has no foreign loans outstanding. The following table sets forth the composition of the Bank's loan portfolio net of unearned discounts at the end of each of the most recent five fiscal years:

                                           1999           1998             1997             1996              1995
                                         --------       --------         --------         --------          --------
                                                                       (In Thousands)
Commercial and industrial........        $417,509        $339,982        $312,967         $283,341          $256,620
Real estate - mortgage...........          17,499          19,307          15,723           10,941            11,276
Installment loans................           2,146           2,520           3,212            2,855             3,067
                                         --------        --------        --------         --------          --------
Gross loans......................         437,154         361,809         331,902          297,137           270,963
  Less:  unearned discounts......             (57)            (46)            (94)             (56)              (59)
                                         ========        ========        ========         ========          ========
Total (net of unearned
  discounts).....................        $437,097        $361,763        $331,808         $297,081          $270,904
                                         ========        ========        ========         ========          ========

      Approximately 38% of the current loan portfolio is outstanding to companies in the diamond, jewelry, furs and apparel industries. This includes loans to various types of companies such as wholesalers, retailers, manufacturers and casters. The Bank's portfolio is sensitive to downturns in the economy, since these items are purchased with disposable income. As of December 31, 1999, there are no categories of loans exceeding 10% of total loans except as shown in the above table. Substantially all of the Bank's loans are to borrowers in the New York metropolitan area.

      The following table sets forth the maturities of selected loans in the Bank's gross loan portfolio at December 31, 1999:

                                             Due One               Due One            Due After
                                          Year or Less          to Five Years         Five Years            Total
                                       -----------------     -----------------     ---------------     ---------------
                                                                       (In Thousands)
Commercial and industrial........               $376,662               $37,227              $3,563            $417,452
Real estate - mortgage...........                  3,495                10,331               3,673              17,499
                                                --------               -------              ------            --------
Total............................               $380,157               $47,558              $7,236            $434,951
                                                ========               =======              ======            ========

Loans included in the above
which are due after one year,
which have:
Fixed interest rates.............                                      $ 4,853              $2,373             $ 7,226
Adjustable interest rates........                                       42,705               4,863              47,568
                                                                       -------              ------             -------
Total............................                                      $47,558              $7,236             $54,794
                                                                       =======              ======             =======

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

      The Bank's asset/liability management goal is to maintain an acceptable level of interest rate risk to produce relatively stable net interest income in changing interest rate environments. Management's plan has been (i) to maximize the amount of loans having interest rates that move with prime rate changes (approximately 97% of the loan portfolio is in this category) and (ii) to invest a major portion of the investment portfolio in mortgage-backed securities which have an average life of four years or less and a constant cash flow return of principal which can be reinvested on a monthly basis (during 1999 this cash flow averaged approximately $18 million per month). In addition, a substantial portion of the investment portfolio has been classified in the available-for-sale category to allow for sales to be made, when appropriate, to take advantage of interest rate arbitrage to improve future interest returns. As economic conditions change, management will modify the plan as necessary.

      One measure of the Bank's interest rate sensitivity is its interest sensitivity gap, or the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified time frame. Shorter gaps are a measure of exposure to changes in interest rates for shorter intervals and longer gaps measure sensitivity over a longer interval. At December 31, 1999, the Bank had a negative one-year gap of approximately (19%) of total interest-earning assets; that is, it had more interest-bearing liabilities than interest-earning assets maturing or repricing within one year. A negative gap may enhance earnings in periods of declining interest rates in that, during such periods, the interest expense paid on liabilities may decrease more rapidly than the decrease in interest income earned on assets. Conversely, in an increasing interest rate environment, a negative gap may result in an increase in the interest expense paid on liabilities that is more rapid than the increase in interest income earned on assets. While a negative gap indicates the amount of interest-earning liabilities which will mature before interest-bearing assets, it does not indicate the extent to which they reprice. Therefore, at times, a negative gap may not increase earnings in a declining interest rate environment.

      The following table summarizes the Bank's interest rate sensitive assets and liabilities at December 31, 1999 according to the time periods in which they are expected to reprice, and the resulting gap for each time period:

                                           Less than        Three to         One to
                                             Three           Twelve           Five              Over
                                             Months          Months           Years           Five Years          Total
                                          -----------      -----------      -----------      ------------     ------------
                                                                  (Dollars in Thousands)
Interest-earning assets:
Federal funds sold....................     $ 50,000         $     --         $     --          $     --        $   50,000
U.S. government and
    agency obligations................       35,961          107,884          396,747           161,495           702,087
Obligations of states and political
    subdivisions......................          125            6,258           12,586            68,251            87,220
Other securities......................       39,885               --              275            31,236            71,396
Commercial and industrial loans:
    Fixed rate........................       29,937            3,958            3,388             1,379            38,662
    Adjustable rate...................      378,790               --               --                --           378,790
Real estate loans:
    Fixed rate........................           --               --            1,755             2,373             4,128
    Adjustable rate...................       13,371               --               --                --            13,371
Installment loans.....................          342              728            1,076                --             2,146
Other.................................        6,881               --               --                --             6,881
                                           --------         --------         --------          --------        ----------
    Total interest-earning assets.....     $555,292         $118,828         $415,827          $264,734        $1,354,681
                                           --------         --------         --------          --------        ----------

Interest-bearing liabilities:
  NOW accounts........................     $ 51,215         $     --         $     --          $     --        $   51,215
  Savings accounts....................       28,866               --               --                --            28,866
  Money market accounts...............      191,972               --               --                --           191,972
  Time deposits.......................      265,474           91,374           17,696                81           374,625
Securities sold under repurchase
    agreements........................      135,000           40,000           10,000                --           185,000
FHLB Term Advances                           65,000           40,000               --                --           105,000
Other short term borrowings...........       20,048               --               --                --            20,048
                                           --------         --------         --------          --------        ----------
    Total interest-bearing liabilities.    $757,575         $171,374         $ 27,696          $     81        $  956,726
                                           --------         --------         --------          --------        ----------
Net interest sensitivity gap..........     (202,283)         (52,546)         388,131           264,653           397,955
Cumulative gap position...............     (202,283)        (254,829)         133,302           397,955
Cumulative gap/total
    interest-earning assets...........      (14.93%)         (18.81%)           9.84%            29.38%
                                           ========         ========         ========          ========


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

Asset Quality

      Management continually reviews delinquent loans to adequately assess problem situations and to quickly and efficiently remedy these problems whenever possible. When a loan becomes past due (when it is past due 90 days) and doubt exists as to the ultimate collection of principal or interest, the accrual of interest is discontinued. Any accrued but unpaid interest on such loans is charged against current earnings. Non-accrual loans at December 31, 1999 were $428,000 or 0.10% of total loans, while at December 31, 1998 and 1997, they were $146,000 and $159,000, respectively. Loans which are current as of December 31, 1999 but for which there are serious doubts as to the ability of the borrowers to comply with the present loan repayment terms are not material in amount.

      The  following   table  sets  forth  the  aggregate   amount  of  domestic
non-accrual, past due and restructured loans at the end of each of the most recent five fiscal years:


                                                                          December 31,
                                                ----------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                                  ----          ----          ----          ----          ----
                                                                     (Dollars in Thousands)
Non-accrual loans.......................          $428           146           159         1,109          2,169
Past due 90 days or more
  (other than above)....................           496           351           204           687            281
                                                  ----          ----          ----         -----          -----
Total...................................          $924           497           363         1,796          2,450
                                                  ----          ----          ----         -----          -----
Restructured*...........................           292            --            --            --             --
Interest income that would
  have been earned on
  non-accrual and reduced
  rate loans outstanding................            57             3           126           288            201
Interest income included in
  net income for the above
  loans.................................            --            --            81            39             --
Non-accrual, past due and
  restructured loans as a
  percentage of total gross
  loans.................................            .21%         .14           .11           .60            .90

  * Included in Non-accrual loans

      The provision for loan losses is a charge against income which increases the allowance for loan losses. The adequacy of the allowance for loan losses is evaluated periodically and is determined based on management's judgment concerning the amount of risk and potential for loss inherent in the portfolio. This judgment is based upon a number of factors including a review of non-performing and other classified loans, the value of collateral for such loans, historical loan loss experience, changes in the nature and volume of the loan portfolio, and current and prospective economic conditions. While management uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary based on changes in economic conditions and in the credit risk inherent in the loan portfolio. As of December 31, 1999, there were no potential problem loans of which they were aware that in management's opinion would materially impact financial results.

      The Bank's allowance for loan losses at December 31, 1999 was $9.1 million or 2.08% of total loans compared to $7.97 million or 2.2% of total loans at December 31, 1998. At December 31, 1997 the allowance was $6.17 million or 1.86% of total loans. Of the allowance for loan losses, non-accrual loans represented 4.7%, 1.8% and 2.6% at December 31, 1999, 1998 and 1997, respectively.

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

      As a general rule, non-accrual loans (those on which interest is no longer being accrued) are charged off at December 31 of each year. On average, $0.8 million of such loans have been charged off for each of the past five years. Some sub-standard loans outside the non-accrual category are also charged off on these occasions, resulting in the Bank's total charge-offs for the past five years having averaged $1.9 million per year. In the same period, the average annual provision for additions to the loan loss allowance was $1.9 million.

      The following table sets forth certain information with respect to the Bank's loan loss experience for each of the most recent five fiscal years:


                                                                      December 31,
                                           -----------------------------------------------------------------
                                                                 (Dollars in Thousands)
                                             1999           1998          1997          1996           1995
                                             ----           ----          ----          ----           ----
Allowance  for loan  losses  balance at
beginning of year...................       $7,965          6,167         5,617          6,484         6,188
Provision for loan losses...........        1,915          1,425         1,700          2,580         2,080
Charge offs:
   Commercial and industrial........       (1,223)          (208)       (1,460)        (4,345)       (2,315)
   Installment......................           (1)           (24)           (9)           (60)          (33)
                                           ------         ------        ------         ------        ------
Total charge offs...................       (1,224)          (232)       (1,469)        (4,405)       (2,348)
Recoveries:
   Commercial and industrial........          446            589           314            952           563
   Installment......................            6             16             5              6             1
                                           ------         ------        ------         ------        ------
Total recoveries....................          452            605           319            958           564
Net charge offs.....................         (772)           373        (1,150)        (3,447)       (1,784)
                                           ------         ------        ------         ------        ------
Balance at end of year..............       $9,108          7,965         6,167          5,617         6,484
                                           ======         ======        ======         ======        ======
Ratio  of net  charge  offs to  average
loans  outstanding,   net  of  unearned
discounts...........................          .19%          (.11)           .35           1.23           .65

      The following table sets forth an approximate breakdown of the allowance for loan losses by major categories of loans for each of the most recent five fiscal years:(1)


                                                                   December 31,
                                                                   ------------

                                   1999              1998             1997             1996             1995
                              ---------------    -------------    --------------    ------------    --------------
                                       % of             % of             % of             % of             % of
                                       Loans            Loans            Loans            Loans            Loans
                                       in Ea.           in Ea.           in Ea.           in Ea.           in Ea.
                                       Categ.           Categ.           Categ.           Categ.           Categ.
                              Loan     to      Loan     to       Loan    to       Loan    to       Loan    to
                              Loss     Total   Loss     Total    Loss    Total    Loss    Total    Loss    Total
                              Allow    Loans   Allow    Loans    Allow   Loans    Allow   Loans    Allow   Loans
                              -----    -----   -----    -----    -----   -----    -----   -----    -----   -----
                                                              (Dollars in Thousands)
Commercial & industrial..     $  214   95.52      73    93.96       80   94.34      555   95.36    1,085   94.71
Real estate..............         --    4.00      --     5.34       --    4.70       --    3.68       --    4.16
Installment..............         25     .48      20     0.70       22      96       24      96       23    1.13
Unallocated..............      8,869      --   7,872       --    6,065      --    5,038      --    5,376      --
                              ------           -----             -----            -----            -----
Total....................     $9,108           7,965             6,167            5,617            6,484
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

-----------
(1) The allocation of loan loss allowance is calculated on the basis of 50% of the non-accruing commercial and industrial loans and a 5 year average of losses on installment loans. Such allocation is not necessarily indicative of the amounts in which future charge-offs may be taken or of future loss trends.

      As of December 31, 1999, no single issuer's securities accounted for as much as 10% of stockholders' equity, except for securities issued by the United States and its political subdivisions and agencies.

      The following table sets forth for the most recent three fiscal years the book values and estimated market values of the Company's investment securities:


                                                                                      December 31
                                                               ------------------------------------------------------
                                                                  1999                    1998                 1997
                                                                  ----                    ----                 ----
Available for sale securities:                                                       (in Thousands)
U.S. government and agency
   obligations.........................................         $436,834                $484,293             $496,300

Obligations of states and political
   subdivisions........................................           27,729                  28,435               22,838

Other securities.......................................          198,152                 132,846                8,194
                                                                --------                --------             --------

Total - available for sale (book value)................         $662,715                $645,574             $527,332
                                                                ========                ========             ========

Estimated market value.................................         $649,932                $660,026             $541,634
                                                                ========                ========             ========

Held to maturity securities:

U.S. government and agency
   obligations.........................................         $114,636                $109,502             $159,690

Obligations of states and political
   subdivisions........................................           59,491                  59,813               55,154
Other securities.......................................           23,861                  28,848                  327
                                                                --------                --------             --------
Total - held to maturity (book value)..................         $197,988                $198,163             $215,171
                                                                ========                ========             ========

Estimated market value.................................         $195,169                $203,429             $219,902
                                                                ========                ========             ========

      The following tables set forth the investment values, range of maturities and average yields for each category at December 31, 1999.


                                                      Securities Available for Sale (Market Value)
                                                      --------------------------------------------

                                                      One to        Five to          Over           Total         Average
                                   One Year            Five           Ten            Ten            Market        Yield to
                                    or Less            Years         Years          Years           Value         Maturity
                                  ------------     ------------    ----------     ----------    ------------    ------------
                                                                 (Dollars in Thousands)
U.S. Government
Obligations(1)(2)............      $122,630           $ 66,504       $    --        $   943        $190,077        8.14%
U. S. agency obligations.....       121,187            227,679        15,496          1,730         366,092        7.43%
Obligation of state and
political subdivisions(2)....         1,160              3,528         6,549         15,479          26,716        5.46%
Other securities.............        39,887                 --            --         27,160          67,047        6.50%
                                   --------           --------       -------        -------        --------        -----
Total available for sale.....      $284,864           $297,711       $22,045        $45,312        $649,932        7.46%
                                   ========           ========       =======        =======        ========        =====
Average yield to maturity....         7.83%               7.32          6.15           6.32


                                                        Securities Held to Maturity (Book Value)
                                                        ----------------------------------------

                                                    One to           Five to        Over           Total          Average
                                   One Year          Five              Ten           Ten            Book          Yield to
                                   or Less           Years            Years         Years          Value          Maturity
                                 -------------    -----------     -----------     ---------     -----------     -----------
                                                                 (Dollars in Thousands)
U.S. Government
Obligations (1)(2)...........       $ 26,219        $ 29,702         $    --       $    --        $ 55,921         8.64%
U.S. agency obligations......         32,762          25,953              --            --          58,715         7.96%
Obligations  of New York
state (2)....................          5,240           9,144          19,621        25,486          59,491         5.38%
Other securities.............             --          23,786              75            --          23,861         7.20%
                                    --------        --------         -------       -------        --------         -----
Total held to maturity.......       $ 64,221        $ 88,585         $19,696       $25,486        $197,988         7.28%
                                    ========        ========         =======       =======        ========         =====
Average yield to maturity....          8.21%            6.91            5.09          4.95

Total investments............       $349,085        $386,296         $41,741       $70,798        $847,920         7.42%
                                    ========        ========         =======       =======        ========         =====

-----------
(1) Consisting mainly of Government guaranteed GNMA investments with an average life of four years.

(2) Above yield is not computed on tax-equivalent basis. The average tax-equivalent yield to maturity on obligations of states and political subdivisions are as follows: securities available for sale - 8.27% and securities held to maturity - 8.15%. The total tax equivalent yield on the entire investment securities portfolio is 7.70%.

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

      At December 31, 1999, the Bank had $280.8 million in jumbo certificates, compared to $310 million at December 31, 1998 and $301.2 million at December 31, 1997. At December 31, 1999, the dollar amount of jumbo certificates by remaining maturity dates and the weighted average interest rates were as follows:


        Remaining Maturity                                     Amount              Weighted
        ------------------                                 (in Thousands)        Average Rate
                                                           --------------        ------------
        3 months or less.............................         $228,355               4.81%
        More than 3 through 6 months.................           33,415               5.14
        More than 6 months through 12 months.........           13,676               5.41
        More than 12 months..........................            5,360               5.98
                                                              --------              -----
            Total....................................         $280,806               5.33%
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

      Fixed rate, fixed term certificates of deposit accounts ("CD's") are generally a significant source of funds for the Bank At December 31, 1999, CD's amounted to $374.6 million or 57.9% of total interest-bearing deposits, compared to $416.9 million or 63.9% at December 31, 1998 and $419.1 million or 65.9% at December 31, 1997. CD's offered by the Bank have maturities of seven days or more, impose a minimum balance requirement of $2,000, and pay simple interest.

      At December 31, 1999, savings deposit accounts amounted to $28.9 million or 4.5% of the Bank's total interest-bearing deposits, compared to $26.2 million or 4% of the Bank's total interest-bearing deposits at December 31, 1998 and $24.7 million or 4% of the Bank's total interest-bearing deposits at December 31, 1997. Savings deposits consist of passbook savings accounts and statement savings accounts. The minimum initial deposit required is $100. Savings accounts offered by the Bank pay interest compounded and credited on a quarterly basis, to accounts with a minimum balance of $5 at the end of the quarter.

      The Bank offers NOW accounts with unlimited check writing privileges. The minimum initial deposit required is $2,500. There is a service charge incurred if the daily average balance for the month falls below $2,500. Interest is compounded monthly. Interest is credited at the end of the month, at the current rate determined by the Bank. NOW accounts amounted to $51.2 million, or 7.9% of the Bank's total interest-bearing deposits at December 31, 1999, compared to $46.4 million, or 7.1%, at December 31, 1998 and $47.3 million, or 7.4%, at December 31, 1997.

      The Bank also offers a money market account with limited check writing privileges. Such accounts have a minimum balance requirement of $2,000 and earn interest at the Bank's money market rate if the account maintains a minimum average balance of $2,000 for the month. There is a service charge incurred if the daily average balance falls below $2,000. Interest on all money market accounts is compounded monthly and credited monthly. Money market accounts amounted to $192.0 million, or 29.7% of the Bank's total interest-bearing deposits, at December 31, 1999, compared to $162.8 million, or 25%, at December 31, 1998 and $145.3 million, or 22.8%, at December 31, 1997.

      The following table sets forth the average deposits and average rates paid for each of the most recent three fiscal years for the classifications of deposits listed:


                                                                 Years Ended December 31,
                                                                 ------------------------

                                         1999         Rate(%)        1998        Rate(%)         1997        Rate(%)
                                         ----         -------        ----        -------         ----        -------
                                                                  (Dollars in Thousands)
Deposits:
     Demand....................        $277,710          --       $255,239          --        $227,744         --
     NOW.......................          48,896        1.93         44,609        2.24          41,904       2.27
     Savings...................          27,757        2.98         25,476        2.98          24,277       2.98
     Money market..............         173,011        3.49        145,660        3.38         141,671       3.37
     Other time ...............         385,873        4.76        416,286        5.27         416,221       5.45
                                       --------                   --------                    --------       ----
Total..........................        $913,247                   $887,270                    $851,817
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

      Additional sources of funds are interest and principal payments on loans and securities, and positive cash flows generated from operations. Interest and principal payments on loans are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates, economic conditions and competitive factors. In the event that the Bank is not able to generate sufficient funds from these sources, it has available $122 million of overnight federal funds lines of credit from other financial institutions as well as the ability to obtain substantial funds through repurchase agreements against its investment portfolio. The bulk of the real estate related portion of the Bank's investment portfolio is held by a real estate investment trust, Merchants Capital Corporation ("MCC"), which is a subsidiary of the Bank's Delaware holding company subsidiary, MBNY Holdings Corp, formed in 1998. MCC and the Bank are parties to an agreement under which the portion of the investment portfolio held by MCC is available to support repurchase agreements entered into by the Bank. The Bank is a member of the Federal Home Loan Bank of New York where it has availability of $210 million of funds, of which $50 million may be used in overnight funds. Furthermore, the Bank has access to the discount window of the Federal Reserve Bank. There were no borrowings from the Federal Reserve Bank's discount window under these arrangements in 1999, 1998 or 1997.

Short Term Borrowings

      The following table represents the Bank's material short term borrowings for the fiscal years ending December 31:


                                                                          1999             1998             1997
                                                                          ----             ----             ----
                                                                                  (Dollars in Thousands)
Balance at year end...........................................          $310,048       $209,031           $191,772
Weighted average interest rate on balances at end of year.....             5.87%          5.34%              5.82%
Maximum amount of borrowing at any month end..................          $310,048       $259,841           $248,436
Approximate average amounts outstanding during period.........          $246,115       $211,269           $182,285
Approximate weighted average interest rate during period......             5.33%          5.65%              5.80%

Year 2000 ("Y2K") Compliance

      The date rollover was a non-event for the Company's systems and software applications, including those maintained by the Company's third-party data processor. The Company's applications successfully achieved the date rollover. Ongoing assessment and evaluation will continue to the end of the first quarter of this year. Total cost of the Y2K readiness project remained at approximately $400,000.

Employees

      At December 31, 1999, the Company and the Bank had 243 employees, consisting of 80 officers and 163 supervisory and clerical employees. The Bank considers its relations with its employees to be good.

                        SELECTED STATISTICAL INFORMATION

      In addition to the statistical information that is presented in this Form 10-K, the following information is included in the Company's 1999 Annual Report to Shareholders (the "Annual Report") and is hereby incorporated herein by reference:


Description of Statistical Information                  Annual Report Caption                       Page
--------------------------------------                  ---------------------                       ----

Average Balance Sheets                             Average Assets, Liabilities and
                                                   Stockholders' Equity                              39

Analysis of Net Interest Earnings                  Analysis of Net Interest Earnings                 10

Volume and Rate Variance                           Change in Interest Income and Expense
                                                                                                     11

Return on Equity and Assets                        Selected Financial Data                            8

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 1999, there were no matters submitted to a vote of the Company's stockholders.

                                     Part II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

      The market for the Company's common equity is not an exchange but is established by the National Association of Securities Dealers' Automated Quotation System. At December 31, 1999 the total number of holders of record of the Company's common equity was 1,627. The information appearing on page 16 of the Annual Report under the caption "Price Range of Common Stock" is incorporated herein by reference.

      Cash dividends have been declared in each quarter of 1999 and 1998 aggregating annually $8.7 million and $7.8 million, respectively, or $.45 per share in 1999 and $.40 per share in 1998, after adjusting for the two-for-one stock split which occurred during 1999.

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

      During 1986, the stockholders approved the Employee Stock Option Plan of the Bank (the "Option Plan"). Due to the Bank's becoming the wholly-owned subsidiary of the Company on July 1, 1993, the Company adopted a substantially identical stock option plan as successor to the Option Plan and all stock options have become options to purchase the Company's Common Stock rather than shares of the Bank's stock. During 1999, no options were granted under the Option Plan. During 1999, outstanding options to purchase a total of 123,054 shares of Common Stock were exercised. All shares delivered upon these exercises were reissued from the Company's treasury. The weighted average exercise price of such options was $5.17 per share. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

Item 6. Selected Financial Data

      The information appearing on page 37 (Note 17) and page 8 respectively, of the Annual Report under the captions "Selected Quarterly Financial Data" and "Selected Financial Data" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information appearing on pages 9 through 16 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information appearing on pages 13 and 15 of the Annual Report under the caption "Market Risk Management" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      The  Company's  financial   statements,   related  notes  and  Independent
Auditors' Report which appear on pages 17 through 38 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Company

      The  information  appearing  on pages 5 through 7 of the  Company's  Proxy
Statement prepared in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the caption "Election of Directors" is incorporated herein by reference.

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements. The financial statements, related notes and the Report of Independent Auditors, KPMG LLP, dated January 24, 2000 appear on pages 17 through 38 of the Annual Report and are incorporated herein by reference.

(a)2. Financial Statements Schedules.

(a)3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

          Item                   Description
          ----                   -----------

          (11)                   Computation of Earnings Per Share

          (13)                   1999 Annual Report to Shareholders

          (27)                   Financial Data Schedule

(b) Reports on Form 8-K. One, dated September 17, 1999, containing information responsive to Item 5 of Form 8-K.

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


                                         MERCHANTS NEW YORK BANCORP, INC.
                                                    (Registrant)


                                    By:   /s/ Spencer B. Witty
                                          -----------------------------------
                                          Spencer B. Witty
                                          Chairman of the Board

                                          Dated February 29, 2000


                                    By:   /s/ James G. Lawrence
                                          -----------------------------------
                                          James G. Lawrence
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

                                          Dated February 29, 2000


                                    By:   /s/ William J. Cardew
                                          -----------------------------------
                                          William J. Cardew
                                          Vice Chairman of the Board,
                                          Chief Operating Officer and Director
                                          (Principal Financial Officer)

                                          Dated February 29, 2000


                                    By:   /s/ M. Nasette Aranda
                                          -----------------------------------
                                          M. Nasette Aranda
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

                                          Dated February 29, 2000

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


           Signature                                           Title                               Date
           ---------                                           -----                               ----

   /s/ Charles J. Baum                            Director                                   February 29, 2000
------------------------------
Charles J. Baum

   /s/ William J. Cardew                          Vice Chairman of the Board, Chief          February 29, 2000
------------------------------                    Operating Officer and Director
William J. Cardew

   /s/ Eric W. Gould                              Executive Vice President, Treasurer        February 29, 2000
------------------------------                    and Director
Eric W. Gould

   /s/ Rudolf H. Hertz                            Vice Chairman of the Board and Director    February 29, 2000
------------------------------
Rudolf H. Hertz

   /s/ James G. Lawrence                          President, Chief Executive Officer and     February 29, 2000
------------------------------                    Director
James G. Lawrence

   /s/ Robinson Markel                            Director                                   February 29, 2000
------------------------------
Robinson Markel

   /s/ Paul Meyrowitz                             Director                                   February 29, 2000
------------------------------
Paul Meyrowitz

   /s/ Alan Mirken                                Director                                   February 29, 2000
------------------------------
Alan Mirken

   /s/ Mitchell J. Nelson                         Director                                   February 29, 2000
------------------------------
Mitchell J. Nelson

   /s/ Leonard Schlussel                          Director                                   February 29, 2000
------------------------------
Leonard Schlussel

   /s/ Charles I. Silberman                       Vice Chairman of the Board and Director    February 29, 2000
------------------------------
Charles I. Silberman

   /s/ Marcia Toledano                            Director                                   February 29, 2000
------------------------------
Marcia Toledano

   /s/ Spencer B. Witty                           Chairman of the Board and Director         February 29, 2000
------------------------------
Spencer B. Witty