Form 10-Q
period 2000-03-31
MERCHANTS NEW YORK BANCORP INC
filed 2000-05-10
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

   For the quarter ended                           Commission File No. 0-22058
      March 31, 2000

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

        Registrant's telephone number, including area code: (212)973-6600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                            -----     ------

      As of May 04, 2000, there were 18,765,700 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp
                          Quarter Ended March 31, 2000

                                                                            Page
                                                                            ----
Part  I  Financial Information

    Item 1.  Financial Statements (Unaudited)
          Consolidated Balance Sheets                                        2
          Consolidated Statements of Income and
               Comprehensive Income                                          3
          Consolidated Statements of Changes in Stockholders' Equity         4
          Consolidated Statements of Cash Flows                              5
          Notes to Consolidated Financial Statements                         6

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         7

    Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk                                                           11

Part  II  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                14


Signatures                                                                   14

                           Merchants New York Bancorp
                           Consolidated Balance Sheets

Part I - Item 1, Financial Statements
For the periods ended                                                       March 31, 2000         December 31, 1999
--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Assets
   Cash and due from banks...............................................   $   51,361,908            $   32,940,883
   Federal funds sold....................................................       14,000,000                50,000,000
   Securities available for sale, at market value........................      587,288,043               649,931,593
   Securities held to maturity (market value of $245,457,472 in
        2000 and $195,169,226 in 1999)...................................      249,624,576               197,988,432
                                                                            ----------------------------------------
             Total securities............................................      836,912,619               847,920,025
                                                                            ----------------------------------------

   Loans, net of unearned discounts......................................      431,830,559               437,097,287
        Less allowance for loan losses...................................        9,664,291                 9,108,216
                                                                            ----------------------------------------
             Total loans, net............................................      422,166,268               427,989,071
                                                                            ----------------------------------------

   Premises and equipment, net...........................................        6,394,062                 5,992,660
   Customers' liability on acceptances...................................       17,533,010                12,134,217
   Other assets..........................................................       16,354,325                18,336,292

--------------------------------------------------------------------------------------------------------------------
        Total Assets.....................................................   $1,364,722,192            $1,395,313,148
====================================================================================================================

Liabilities and Stockholders' Equity
   Deposits:
        Demand...........................................................   $  300,933,382            $  312,300,580
        NOW..............................................................       48,163,561                51,214,572
        Savings..........................................................       28,598,751                28,865,561
        Money market.....................................................      207,733,567               191,972,362
        Time.............................................................      362,712,663               374,625,133
                                                                            ----------------------------------------
        Total deposits...................................................      948,141,924               958,978,208
   Securities sold under repurchase agreements ..........................      205,000,000               185,000,000
   FHLB term advances....................................................       70,000,000               105,000,000
   Other short-term borrowings...........................................       11,858,331                20,047,500
   Acceptances outstanding...............................................       17,533,010                12,134,217
   Other liabilities.....................................................       15,236,408.               14,945,286
                                                                            ----------------------------------------
        Total Liabilities................................................    1,267,769,673             1,296,105,211

Stockholders' Equity*
   Capital stock:  $.001 par value;  40,000,000 authorized shares;
        19,978,664 shares issued in 2000 and 1999........................           19,978                    19,978
   Surplus...............................................................       23,879,363                23,879,363
   Undivided profits.....................................................       97,229,738                95,012,110
   Treasury stock at cost:  1,113,024 and 856,160 shares
        in 2000 and 1999, respectively...................................      (16,805,846)              (12,570,633)
   Accumulated other comprehensive income, net of tax:
        Unrealized depreciation on securities available for sale.........       (7,370,714)               (7,132,881)
                                                                            ----------------------------------------
        Total Stockholders' Equity.......................................       96,952,519                99,207,937
--------------------------------------------------------------------------------------------------------------------
        Total Liabilities and Stockholders' Equity.......................   $1,364,722,192            $1,395,313,148
====================================================================================================================

 * Shares are adjusted for 2-1 stock split, effective October 1999.


See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

            Consolidated Statements of Income & Comprehensive Income
                                   (Unaudited)


Three Months Ended March 31,                                      2000            1999
--------------------------------------------------------------------------------------
Interest and Dividend Income
  Loans ...............................................    $ 9,865,595     $ 7,275,005
  Investment securities:
    Taxable ...........................................     13,724,197      12,355,627
    Non-taxable .......................................      1,157,277       1,168,053
  Other interest income ...............................        468,845         256,106
                                                           ---------------------------
    Total interest and dividend income ................     25,215,914      21,054,791
                                                           ---------------------------
Interest Expense
  Deposits ............................................      6,830,378       6,698,773
  Securities sold under repurchase agreements .........      2,665,631       1,932,738
  FHLB term advances ..................................      1,362,034         602,103
  Other short-term borrowings .........................        186,324          88,168
                                                           ---------------------------
    Total interest expense ............................     11,044,367       9,321,782
                                                           ---------------------------
    Net Interest Income ...............................     14,171,547      11,733,009
  Provision for loan losses ...........................        950,000         200,000
                                                           ---------------------------
    Net interest income after provision for loan loss .     13,221,547      11,533,009
                                                           ---------------------------
Non Interest Income
  Service fees and other charges ......................        371,740         303,233
  International department services ...................        797,258         696,428
  Fee income ..........................................        608,167         398,969
  Securities gains, net ...............................              0          75,881
                                                           ---------------------------
    Total non interest income .........................      1,777,165       1,474,511
                                                           ---------------------------
Non Interest Expense
  Salaries and employee benefits ......................      4,161,258       3,860,017
  Net occupancy .......................................        653,500         644,939
  Equipment ...........................................        217,226         229,264
  Other expenses ......................................      2,229,738       1,873,311
                                                           ---------------------------
    Total non interest expense ........................      7,261,722       6,607,531
                                                           ---------------------------
Income before income taxes ............................      7,736,990       6,399,989
Provision for income taxes ............................      2,686,408       2,190,430
--------------------------------------------------------------------------------------
    Net  Income .......................................    $ 5,050,582     $ 4,209,559
--------------------------------------------------------------------------------------
Earnings per share*:
  Basic ...............................................          $0.27           $0.21
  Diluted .............................................           0.27            0.21
======================================================================================
Comprehensive income
Net income ............................................    $ 5,050,582     $ 4,209,559
Other comprehensive income, net of tax:
  Unrealized depreciation on securities available
       for sale during the period .....................       (237,833)     (1,514,384)
Reclassification for gains included in net income .....              0         (75,881)

--------------------------------------------------------------------------------------
 Comprehensive income ................................     $ 4,812,749     $ 2,619,294
======================================================================================

* Adjusted for 2-1 stock split, effective October 1999.


See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


For the periods ended March 31,                                         2000            1999
---------------------------------------------------------------------------------------------
Capital stock:
                                                                -----------------------------
    Balance at beginning and end of period .................    $     19,978     $     19,978
                                                                -----------------------------
Surplus:
                                                                -----------------------------
    Balance at beginning and end of period .................      23,879,363       23,879,363
                                                                -----------------------------
Undivided profits:
    Balance at beginning of year ...........................      95,012,110       86,304,445
    Net income .............................................       5,050,582        4,209,559
    Cash dividends paid ....................................       2,360,080)      (1,940,902)
    Common stock issued from treasury stock ................        (472,874)        (735,918)
                                                                -----------------------------
    Balance at end of period ...............................      97,229,738       87,837,184
                                                                -----------------------------

Treasury stock:
    Balance at beginning of year ...........................     (12,570,633)      (6,301,081)
    Repurchase of 294,700 and 179,800 shares of common stock
       in 2000 and 1999, respectively* .....................      (4,898,997)      (3,042,925)
    Issuance of 37,836 and 48,724 shares  of common stock
       in 2000 and 1999, respectively* .....................         663,784          983,465

                                                                -----------------------------
    Balance at end of period ...............................     (16,805,846)      (8,360,541)
                                                                -----------------------------

Accumulated other comprehensive income:
    Net unrealized (depreciation) appreciation on securities
    available for sale, net of tax effect
    Balance at beginning of year ...........................      (7,132,881)       9,075,500
    Changes during the period, net of tax ..................        (237,833)      (1,514,384)
                                                                -----------------------------
    Balance at end of period ...............................      (7,370,714)       7,561,116
                                                                -----------------------------
Total stockholders' equity

    Balance at beginning of year ...........................      99,207,937      112,978,205
    Changes during the period, net .........................      (2,255,418)      (2,041,105)
---------------------------------------------------------------------------------------------
    Total ending balance ...................................    $ 96,952,519     $110,937,100
=============================================================================================

  * Shares are adjusted for 2-1 stock split, effective October 1999.


 See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


For the periods ended March 31,                                                        2000            1999
------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income..................................................................  $  5,050,582    $  4,209,559
                                                                               -----------------------------
 Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ...........................................................       266,575         274,770
     Amortization of premium, net of discounts ..............................       331,443       1,721,533
     Provision for loan losses ..............................................       950,000         200,000
     Gains on sales .........................................................             0         (75,881)
     (Decrease) increase in unearned discounts ..............................       (12,548)         16,453
     Decrease in other assets................................................       271,903       1,595,405
     Increase (decrease) in other liabilities ...............................       291,123      (1,489,539)
                                                                               -----------------------------
         Net cash provided by operating activities ..........................     7,149,078       6,452,300
                                                                               -----------------------------

Investing activities:
     Net decrease in federal funds sold .....................................    36,000,000       5,000,000
     Proceeds from redemptions of securities available for sale .............    66,742,590      54,452,862
     Proceeds from sales of securities available for sale ...................             0      15,015,000
     Purchase of securities available for sale ..............................    (2,985,938)    (49,235,506)
     Proceeds from redemptions of held to maturity securities ...............     7,497,599      11,815,343
     Purchase of held to maturity securities ................................   (59,134,630)    (14,445,458)
     Net decrease in customer loans .........................................     4,885,351       6,155,856
     Net increase in bank premises and equipment ............................      (639,405)        (61,244)
                                                                               -----------------------------
         Net cash provided by investing activities ..........................    52,365,567      28,696,853
                                                                                ----------------------------

Financing activities:
     Increase (decrease) in demand deposits, NOW, savings
         and money market accounts ..........................................     1,076,186      (4,696,284)
     Net decrease in time deposit ...........................................   (11,912,470)    (20,697,919)
     Increase (decrease) in securities sold under repurchase agreements .....    20,000,000     (15,000,000)
     Decrease in FHLB term advances .........................................   (35,000,000)              0
     (Decrease) increase in other short-term borrowings .....................    (8,189,169)        755,591
     Proceeds from issuance of common stock .................................       190,910         247,547
     Purchases of treasury stock ............................................    (4,898,997)     (3,042,925)
     Dividends paid .........................................................    (2,360,080)     (1,940,902)
                                                                               -----------------------------
         Net cash used by financing activities ..............................   (41,093,620)    (44,374,892)
                                                                               -----------------------------

Net increase (decrease) in cash and cash equivalents ........................    18,421,025      (9,225,739)
Cash and cash equivalents at beginning of the period ........................    32,940,883      38,435,946
Cash and cash equivalents at end of the period ..............................    51,361,908      29,210,207
============================================================================================================

Supplemental disclosure of cash flow information:
     Interest paid ..........................................................    12,231,963      11,752,552
     Taxes paid .............................................................        76,871          89,714
============================================================================================================

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

Notes to Consolidated Financial Statements

1. The consolidated financial statements include the accounts of Merchants New York Bancorp (the "Company") and its wholly owned subsidiary, The Merchants Bank of New York (the "Bank"), and the Bank's wholly-owned subsidiaries, Merchants New York Commercial Corporation and MBNY Holdings Corporation and its subsidiary, Merchants Capital Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements as of and for the interim periods ended March 31, 2000 and 1999 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1999.

2. Accumulated Other Comprehensive Income - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized depreciation on available-for-sale securities. Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are gross amounts and the tax benefit applicable as of March 31, 2000 and December 31, 1999.

                                                03/31/00          12/31/99
                                               ----------         ---------
                                                      (In thousands)
     Unrealized depreciation                   $ (11,340)         $(12,783)
     Tax benefit                                   3,969             5,650
                                               ----------         ---------
     Net of tax amount                         $  (7,371)         $( 7,133)
                                               ==========         =========

3. In June 1998, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

4. Bancorp's Board of Directors declared a 2 for 1 stock split on August 17, 1999, to shareholders of record as of September 21, 1999, with an effective date of October 1, 1999. As a result, adjustments have been made to the capital accounts at the effective date, while retroactive adjustments have been made to the number of shares used for the earnings per share calculation.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the three months ended March 31, 2000 and March 31, 1999

Interest income on investments for the quarter ended March 31, 2000 was $14.9 million, an increase of $1.3 million when compared to $13.5 million for the same period in 1999. The increase was the result of $218,000 from higher volume and $1.2 million from an increase in interest rates. The average balance for the investment portfolio increased to $844.5, up $12.6 million, from $831.9 million for the same period in 1999.

Interest income on loans was $9.9 million, an increase of $2.6 million when compared to $7.3 million for the same period in 1999. $1.7 million was from higher volume and $870,000 from higher interest rates as the prime rate averaged 8.69% versus an average of 7.75% for the same period in 1999. The average loan balance for the quarter increased to $425.9 million, up $76.9 million from $349.0 million in 1999, primarily due to Merchants New York Commercial Corp., the Bank's asset-based lending subsidiary.

Non interest income increased $300,000 to $1.8 million in 2000 when compared to $1.5 million in 1999. This was mainly the result of an increase in fee income of $209,000, primarily attributable to the Bank's asset-based lending subsidiary. In addition, International Department fees increased $101,000 from higher volume of processing letters of credits.

Interest expense on interest bearing deposits increased slightly to $6.8 million from $6.7 million for the same period in 1999. The increase was a result of $389,000 from higher interest rates, offset by a decrease of $258,000 from lower volume. Average interest bearing deposits decreased $7.9 million to $644.1 million compared to $652.0 million in 1999.

Interest expense on repurchase agreements increased to $2.7 million, an increase of $733,000, when compared to $1.9 million for the same period last year. The increase was the result of $406,000 from higher volume and $327,000 from an increase in interest rates. The average balance for repurchase agreements increased $29.0 million to $179.2, up from $150.2 million for the same period in 1999.

Interest expense on FHLB term advances increased to $1.4 million, up $760,000 from $602,000 for the same period in 1999. The increase was the result of $672,000 from a higher volume and $88,000 from higher interest rates. The average balance increased to $90 million, an increase of $45 million, when compared to the average balance of $45 million for the same period in 1999.

Other short-term borrowings consist of Federal funds purchased and US Treasury demand notes. At March 31, 2000, interest expense from other short- term borrowings was $186,000, an increase of $98,000 when compared to $88,000 for the same period last year. The increase was the result of $75,000 from higher volume and $23,000 from higher interest rates.

Non interest expense increased to $7.3 million, up $654,000 from $6.6 million for the same period in 1999. This was a result of increase of $301,000 in salaries and benefits and a $353,000 increase in other operating expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense at March 31, 2000 increased $496,000 to $2.7 million versus $2.2 million for the same period in 1999. The increase was primarily due to an increase in income before taxes of $1.3 million.

PROVISION FOR LOAN LOSSES

An addition of $950,000 was made to the Provision for Loan Losses for the first quarter in 2000, versus $200,000 in 1999. The loan loss provision is based on maintaining a loan loss reserve to cover all non-accrual and high risk loans. The Bank's level of allowance follows industry standards, with the provision rising and falling to reflect the status of our loan portfolio risk. The level of allowance for loan losses is evaluated by management quarterly and is based on several factors in addition to non-accrual loans, doubtful and substandard loans including: charged-off loans, recoveries, changes in levels and characteristics of total outstanding loans, and loans classified by management as higher than normal credit risk.

The following table sets forth certain information with respect to the loan loss experience for the quarter ended March 31, 2000 and 1999.

                                                     3/31/00      3/31/99
                                                     --------------------
                                                         (In thousands)
     Balance at beginning of period                   $9,108       $7,965
     Provision for loan losses ......................    950          200
     Charge offs ....................................    445          178
     Recoveries:
              Commercial ............................     51          125
              Installment ...........................      0            2
                                                      -------------------
     Total .......................................... $9,664       $8,114
                                                      ===================

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


                                                                    3/31/00           12/31/99
                                                                    --------------------------
                                                                      (Dollars in thousands)
Non - accrual loans...............................................  $  874              $428
Loans past due 90 days or more,
         and still accruing.......................................     217               496
                                                                    ------------------------
         Total....................................................  $1,091              $924
                                                                    ========================
Restructured loans included in non - accrual loans                  $  274              $292
Non - accrual loans as a % of reserve.............................    9.04%             4.70%
Non - accrual loans as a % of total average loans.................     .21               .11
Interest income that would have been earned on non- accrual loans       $8               $57

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

The Bank's liquidity continues to be strong, with average cash and short term investments totaling $79.4 million at March 31, 2000 compared with $55 million at December 31, 1999, accounting for 5.8% and 4.2% of the Bank's total average assets, respectively. Management considers overall liquidity at March 31, 2000 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. Through principal repayments and redemptions, the investment portfolio generated $74 million for the first quarter of 2000, and a total of $214 million for the year ended December 31, 1999 for reinvestment and/or liquidity.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $956 million for the three months ended March 31, 2000, compared to $913 million for the year ended December 31, 1999. The Bank continues to retain a substantial portion of its average deposits in the form of noninterest-bearing funds, which were 32.6% at March 31, 2000 and 30% at December 31, 1999, or $311.7 million and $278 million, respectively.

CAPITAL

The primary source of capital growth is through retention of earnings. Undivided profits increased to $97 million as of March 31, 2000 as compared to $95 million as of December 31, 1999. On February 29, 2000, the Company's Board of Directors declared its 267th consecutive quarterly dividend in the amount of $.125 per share of common stock payable to its shareholders, for the first quarter of 2000. The Company believes that cash dividends are an important component of shareholder value and at its current level of performance, dividend payments will continue into the future.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios and leverage ratio, as shown below, in excess of the required "Well Capitalized" level of 10% and 5%, respectively.

                                       Required      3/31/00     12/31/99
                                       ----------------------------------
    Tier I Capital Ratio..........       4.00%        15.35%       14.88%
    Total Capital Ratio...........       8.00         16.60        16.13
    Leverage Ratio................       3.00          7.45         7.54

Management's Discussion and Analysis of Financial Condition and Results of Operations

There was an overall decrease of $2.3 million in capital from December 31, 1999 to March 31, 2000. Of this change, there was an increase in undivided profits of $2.2 million, a decrease in the change in market value of available for sale securities (net of tax effect) of $200 thousand and net increase of $4.2 million in Treasury stock transactions.

FORWARD-LOOKING STATEMENTS

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

Item 3, Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK MANAGEMENT

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/ prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Bank's primary market risk exposure is interest rate risk, with foreign exchange, commodity and equity price risk not arising in the ordinary course of business. The ongoing monitoring and management of this risk is an important component of the Bank's asset/liability process which is governed by policies, established by its Board of Directors, that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Bank's asset/liability management related activity based upon estimated market risk sensitivity, policy limit and overall market interest rate levels/trends.

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

Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE SENSITIVITY GAP ANALYSIS
As of March 31, 2000
(Dollars in thousands)


                                       Less Than        3 to 12          1 to 5           Over
                                        3 Months         Months           Years          5 Years             Total
-------------------------------------------------------------------------------------------------------------------
Interest Earning Assets

-------------------------------------------------------------------------------------------------------------------
Securities available for sale*         $  26,725      $  79,450         $265,953        $226,500           $598,628
Securities held to maturity*               9,622         25,022          139,659          75,321            249,624
Loans                                    410,843          1,508           14,204           5,275            431,830
Other                                     14,848             --               --              --             14,848

-------------------------------------------------------------------------------------------------------------------
Total interest earning assets            462,038        105,980          419,816         307,096          1,294,930

===================================================================================================================
Interest Bearing Liabilities

-------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                536,154         92,774           18,197              84            647,209
Securities sold under
     repurchase agreements                60,000        135,000           10,000              --            205,000
FHLB term advances                        20,000         50,000               --              --             70,000
Other short-term borrowings               11,781             --               --              --             11,781

-------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities       627,935        277,774           28,197              84            933,990

===================================================================================================================
Net interest rate sensitivity gap       (165,897)      (171,794)         391,619         307,012            360,940
Cumulative gap position                 (165,897)      (337,691)          53,928         360,940
Cumulative gap/total earning assets:
At March 31, 2000                        (12.81)%       (26.08)%           4.16%          27.87%
At March 31, 1999                        (16.83)%       (22.13)%          13.13%          29.30%

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

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of March 31, 2000, totaled $431.8 million, consisting of virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with an ending book value of $848.3 million, and an expected weighted average maturity of approximately four years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations,

Quantitative and Qualitative Disclosure About Market Risk

including $311.7 million in average demand deposits and $284.5 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of March 31, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at March 31, 1999.

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                                  March 31, 2000
                           -------------------------------------------------------------
                                                  Estimated Increase (Decrease) in NPV*        Percent Increase
Change in Interest Rates   Estimated NPV          --------------------------------------     (Decrease) in NPV at
Basis Points                   Amount                   Amount                    Percent       March 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                               (Dollars in thousands)
+200                          114,138                  (55,849)                   (32.85%)          (26.7%)
+100                          143,003                  (26,984)                   (15.87%)          (12.2%)
----                          169,987                       --                        --               --
-100                          188,575                   18,588                     10.93%            3.42%
-200                          193,801                   23,814                     14.01%            2.85%

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

(b)      Reports on Form 8 - K.
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERCHANTS NEW YORK BANCORP, INC.
                                             -----------------------------------
                                             Registrant

Date:  May 5, 2000                             /s/ James G. Lawrence
                                             -----------------------------------
                                             James G. Lawrence
                                             President & Chief Executive Officer


Date:  May 5, 2000                             /s/ M. Nasette Aranda
                                             -----------------------------------
                                             M. Nasette Aranda
                                             Vice President & Comptroller