Form 10-Q
period 2000-06-30
MERCHANTS NEW YORK BANCORP INC
filed 2000-08-14
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

For the quarter ended                               Commission File No.  0-22058
   June 30, 2000

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-3650812
   (State or other jurisdiction of          (I.R.S. employer identification no.)
   incorporation or organization)

           275 Madison Avenue, New York, N.Y.                     10016-0001
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


      As of July 31, 2000, there were 18,689,980 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp
                           Quarter Ended June 30, 2000

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

                           Merchants New York Bancorp

                           Consolidated Balance Sheet

Part I - Item 1, Financial Statements


                                                                                 June 30, 2000        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
Assets
     Cash and due from banks ..........................................        $    43,799,577         $    32,940,883
     Federal funds sold ...............................................                      0              50,000,000
     Securities available for sale, at market value ...................            561,519,126             649,931,593
     Securities held to maturity (market value of $250,097,178  in
          2000 and $195,169,226 in 1999) ..............................            252,608,908             197,988,432
                                                                               ---------------------------------------
              Total securities ........................................            814,128,034             847,920,025
                                                                               ---------------------------------------
     Loans, net of unearned discounts .................................            479,455,787             437,097,287
          Less allowance for loan losses ..............................             10,281,864               9,108,216
                                                                               ---------------------------------------
              Total loans, net ........................................            469,173,923             427,989,071
                                                                               ---------------------------------------

     Premises and equipment, net ......................................              6,200,860               5,992,660
     Customers' liability on acceptances ..............................             19,071,652              12,134,217
     Other assets .....................................................             17,301,457              18,336,292
----------------------------------------------------------------------------------------------------------------------
          Total Assets ................................................        $ 1,369,675,503         $ 1,395,313,148
======================================================================================================================

Liabilities and Stockholders' Equity
     Deposits:
          Demand ......................................................        $   292,235,824         $   312,300,580
          NOW .........................................................             52,410,388              51,214,572
          Savings .....................................................             27,760,455              28,865,561
          Money market ................................................            200,078,302             191,972,362
          Time ........................................................            354,601,623             374,625,133
                                                                               ---------------------------------------
          Total deposits ..............................................            927,086,592             958,978,208
     Securities sold under repurchase agreements ......................            230,000,000             185,000,000
     FHLB term advances ...............................................             70,000,000             105,000,000
     Other short-term borrowings ......................................             12,096,202              20,047,500
     Acceptances outstanding ..........................................             19,071,652              12,134,217
     Other liabilities ................................................             14,732,981              14,945,286
                                                                               ---------------------------------------
          Total Liabilities ...........................................          1,272,987,427           1,296,105,211

Stockholders' Equity*
     Capital  stock: $.001 par value;  40,000,000 authorized shares;
          19,978,664 shares issued in 2000 and 1999 ...................                 19,978                  19,978
     Surplus ..........................................................             23,879,363              23,879,363
     Undivided profits ................................................            100,578,755              95,012,110
     Treasury stock at cost:  1,264,484 and 856,160 shares
          in 2000 and 1999, respectively ..............................            (19,335,924)            (12,570,633)
     Accumulated other comprehensive income, net of tax:
          Unrealized depreciation on securities available for sale ....             (8,454,096)             (7,132,881)
                                                                               ---------------------------------------
          Total Stockholders' Equity ..................................             96,688,076              99,207,937
----------------------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity ..................        $ 1,369,675,503         $ 1,395,313,148
======================================================================================================================

*     Shares are adjusted for 2-1 stock split, effective October 1999.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

            Consolidated Statements of Income & Comprehensive Income
                                   (Unaudited)

                                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                                        2000             1999              2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
    Loans ......................................................    $11,270,470     $ 7,808,691     $21,136,065     $15,083,696
    Investment securities:
      Taxable ..................................................     13,958,246      12,600,269      27,682,443      24,955,896
      Non-taxable ..............................................      1,140,547       1,160,140       2,297,825       2,328,193
    Other interest income ......................................        107,476          56,905         576,320         313,011
                                                                    ---------------------------     ---------------------------
      Total interest and dividend income .......................     26,476,739      21,626,005      51,692,653      42,680,796
                                                                    ---------------------------     ---------------------------
Interest Expense
    Deposits ...................................................      7,029,228       6,202,322      13,859,606      12,901,095
    Securities sold under repurchase agreements ................      3,513,593       2,132,225       6,179,224       4,064,963
    FHLB term advances .........................................      1,122,111         597,819       2,484,145       1,199,923
    Other short-term borrowings ................................        318,870         109,623         505,194         197,790
                                                                    ---------------------------     ---------------------------
      Total interest expense ...................................     11,983,802       9,041,989      23,028,169      18,363,771
                                                                    ---------------------------     ---------------------------
      Net Interest Income ......................................     14,492,937      12,584,016      28,664,484      24,317,025
    Provision for loan losses ..................................        675,000         400,000       1,625,000         600,000
                                                                    ---------------------------     ---------------------------
      Net interest income after provision for loan losses ......     13,817,937      12,184,016      27,039,484      23,717,025
                                                                    ---------------------------     ---------------------------
Non Interest Income
    Service fees and other charges .............................        420,238         326,615         791,978         629,848
    International department services ..........................        862,781         800,696       1,660,039       1,497,124
    Fee income .................................................        541,140         431,330       1,149,307         830,299
    Securities gains, net ......................................              0               0               0          75,881
                                                                    ---------------------------     ---------------------------
      Total non interest income ................................      1,824,159       1,558,641       3,601,324       3,033,152
                                                                    ---------------------------     ---------------------------
Non Interest Expense
    Salaries and employee benefits .............................      3,669,235       3,680,651       7,830,493       7,540,668
    Net occupancy ..............................................        731,924         647,640       1,385,424       1,292,579
    Equipment ..................................................        217,381         237,901         434,607         467,165
    Other expenses .............................................      1,767,960       1,689,845       3,997,698       3,563,156
                                                                    ---------------------------     ---------------------------
      Total non interest expense ...............................      6,386,500       6,256,037      13,648,222      12,863,568
                                                                    ---------------------------     ---------------------------
Income before income taxes .....................................      9,255,596       7,486,620      16,992,586      13,886,609
Provision for income taxes .....................................      3,298,976       2,523,061       5,985,384       4,713,491
-----------------------------------------------------------------------------------------------     ---------------------------
      Net  Income ..............................................    $ 5,956,620     $ 4,963,559     $11,007,202     $ 9,173,118
-----------------------------------------------------------------------------------------------     ---------------------------

Earnings per share*:
    Basic ......................................................    $      0.32     $      0.26     $      0.59     $      0.47
    Diluted ....................................................           0.32            0.26            0.58            0.47
================================================================================================    ============    ===========
Comprehensive income
Net income .....................................................    $  5,956,620    $  4,963,559    $ 11,007,202    $ 9,173,118
Other comprehensive income, net of tax:
    Unrealized depreciation on securities available
         for sale during the period ............................      (1,083,382)     (4,106,295)      (1,321,215)   (5,620,679)
Reclassification for gains included in net income ..............               0               0                0       (75,881)
------------------------------------------------------------------------------------------------    ---------------------------
    Comprehensive income .......................................    $  4,873,238    $    857,264    $  9,685,987    $ 3,476,558
================================================================================================    =============   ===========

*     Adjusted for 2 for 1 stock split, effective 10/1/99.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


For the periods ended June 30,                                                2000           1999
----------------------------------------------------------------------------------------------------
Capital stock:
                                                                        ----------------------------
     Balance at beginning and end of period .........................   $     19,978    $     19,978
                                                                        ----------------------------
Surplus:
                                                                        ----------------------------
     Balance at beginning and end of period .........................     23,879,363      23,879,363
                                                                        ----------------------------
Undivided profits:
     Balance at beginning of year ...................................     95,012,110      86,304,445
     Net income .....................................................     11,007,202       9,173,118
     Cash dividends paid ............................................     (4,703,365)     (3,872,222)
     Common stock issued from treasury stock ........................       (737,192)     (1,314,437)
                                                                        ----------------------------
     Balance at end of period .......................................    100,578,755      90,290,904
                                                                        ----------------------------
Treasury stock:
     Balance at beginning of year ...................................    (12,570,633)     (6,301,081)
     Repurchase of 468,700 and 296,000 shares of common stock
        in 2000 and 1999, respectively* .............................     (7,804,941)     (5,042,725)
     Issuance of 60,376 and 93,536 shares  of common stock
        in 2000 and 1999, respectively* .............................      1,039,650       1,795,356
                                                                        ----------------------------
     Balance at end of period .......................................    (19,335,924)     (9,548,450)
                                                                        ----------------------------
Accumulated other comprehensive income:
     Net unrealized (depreciation) appreciation on securities
     available for sale, net of tax effect
     Balance at beginning of year ...................................     (7,132,881)      9,075,500
     Changes during the period, net of tax ..........................     (1,321,215)     (5,620,679)
                                                                        ----------------------------
     Balance at end of period .......................................     (8,454,096)      3,454,821
                                                                        ----------------------------
Total stockholders' equity
     Balance at beginning of year ...................................     99,207,937     112,978,205
     Changes during the period, net .................................     (2,519,861)     (4,881,589)
----------------------------------------------------------------------------------------------------
     Total ending balance ...........................................   $ 96,688,076    $108,096,616
====================================================================================================

*     Shares are adjusted for 2-1 stock split, effective October 1999

 See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

For the periods ended June 30,                                         2000            1999
-----------------------------------------------------------------------------------------------

Operating activities:
  Net income ...................................................   $ 11,007,202    $  9,173,118
                                                                   ----------------------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ...............................................        538,972         551,361
    Amortization of premium, net of discounts ..................        856,757       2,823,459
    Provision for loan losses ..................................      1,625,000         600,000
    Gains on sales .............................................              0         (75,881)
    Decrease in unearned discounts .............................           (549)         (4,967)
    (Increase) decrease in other assets ........................       (120,441)      1,276,726
    Decrease in other liabilities ..............................       (212,305)     (2,759,696)
                                                                   ----------------------------
        Net cash provided by operating activities ..............     13,694,636      11,584,120
                                                                   ----------------------------
Investing activities:
    Net decrease in federal funds sold .........................     50,000,000       1,000,000
    Proceeds from redemptions of securities available for sale .     95,126,179      96,165,079
    Proceeds from sales of securities available for sale .......              0      15,015,000
    Purchase of securities available for sale ..................    (20,076,263)    (79,080,639)
    Proceeds from redemptions of held to maturity securities ...     17,772,658      29,188,828
    Purchase of held to maturity securities ....................    (60,110,421)    (25,345,490)
    Net increase in customer loans .............................    (42,809,303)    (30,328,361)
    Net increase in bank premises and equipment ................       (690,029)       (155,966)
                                                                   ----------------------------
        Net cash provided by investing activities ..............     39,212,821       6,458,451
                                                                   ----------------------------
Financing activities:
    Decrease in demand deposits, NOW, savings
        and money market accounts ..............................    (11,868,106)     (9,713,849)
    Net decrease in certificates of deposit ....................    (20,023,510)    (44,738,651)
    Increase in securities sold under repurchase agreements ....     45,000,000      25,000,000
    Decrease in FHLB term advances .............................    (35,000,000)              0
    (Decrease) increase in other short-term borrowings .........     (7,951,298)     12,443,478
    Proceeds from issuance of common stock .....................        302,457         480,918
    Purchases of treasury stock ................................     (7,804,941)     (5,042,725)
    Dividends paid .............................................     (4,703,365)     (3,872,222)
                                                                   ----------------------------
        Net cash used by financing activities ..................    (42,048,763)    (25,443,051)
                                                                   ----------------------------

Net increase (decrease) in cash and cash equivalents ...........     10,858,694      (7,400,480)
Cash and cash equivalents at beginning of the period ...........     32,940,883      38,435,946
Cash and cash equivalents at end of the period .................     43,799,577      31,035,466
===============================================================================================

Supplemental disclosure of cash flow information:
    Interest paid ............................................       22,626,638      20,625,772
    Taxes paid ...............................................        5,655,468       4,147,801
===============================================================================================

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

The consolidated financial statements as of and for the interim periods ended June 30, 2000 and 1999 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1999.

2. Accumulated Other Comprehensive Income - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized depreciation on available-for-sale securities. Accumulated Other Comprehensive Income is shown on the Balance Sheet net of tax. Below are gross amounts and the tax benefit applicable as of June 30, 2000 and December 31, 1999.

                                            06/30/00          12/31/99
                                            --------          --------
                                                  (In thousands)
        Unrealized depreciation ........    $(13,006)         $(12,783)
        Tax benefit ....................       4,552             5,650
                                            --------          --------
        Net of tax amount ..............    $ (8,454)         $( 7,133)
                                            ========          ========

3. In June 2000, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" which amended SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

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

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the three months ended June 30, 2000 and June 30, 1999

Interest income on investments for the quarter ended June 30, 2000 was $15.1 million, an increase of $1.3 million when compared to $13.8 million for the same period in 1999. The increase was the result of $500,000 from higher volume and $840,000 from an increase in interest rates. The average balance for the investment portfolio increased to $844.3 million, up $28.3 million, from $816.0 million for the same period in 1999.

Interest income on loans was $11.3 million, an increase of $3.5 million when compared to $7.8 million for the same period in 1999. $2.2 million was from higher volume and $1.3 million from higher interest rates as the prime rate averaged 9.25% versus an average of 7.75% for the same period in 1999. The average loan balance for the quarter increased to $465.4 million, up $95.5 million from $369.9 million in 1999, primarily due to Merchants New York Commercial Corp., the Bank's asset-based lending subsidiary.

Non interest income increased $266,000 to $1.8 million in 2000, when compared to $1.6 million in 1999. This was mainly the result of increases in fee income of $209,000 and International Department fees of $62,000 from higher volume of processing letters of credits.

Interest expense on interest bearing deposits increased $827,000 to $7.0 million from $6.2 million for the same period in 1999. The increase was a result of $83,000 from higher volume and $744,000 from increase in interest rates. Average interest bearing deposits increased to $637.2 million, up $18.5 million when compared to $618.7 million in 1999.

Interest expense on repurchase agreements for the three months ended June 30, 2000 was $3.5 million, an increase of $1.4 million, when compared to $2.1 million for the same period last year. The increase was the result of $724,000 from higher volume and $658,000 from an increase in interest rates. The average balance for repurchase agreements increased $50.7 million to $221.2 million, up from $170.5 million for the same period in 1999.

Interest expense on FHLB term advances increased to $1.1 million, up $524,000 from $598,000 for the same period in 1999. The increase was the result of $382,000 from a higher volume and $142,000 from higher interest rates. The average balance for the quarter increased to $70 million, an increase of $25 million, when compared to last year's average of $45 million.

Other short-term borrowings consist of Federal funds purchased and US Treasury demand notes. Interest expense from other short- term borrowings was $319,000 for the three month period ended June 30, 2000, an increase of $209,000 when compared to $110,000 for the same period last year. The increase was the result of $134,000 from higher volume and $75,000 from higher interest rates.

Non interest expense increased to $6.4 million, up $130,000 from $6.3 million for the same period in 1999. This was primarily the result of increases in other operating expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense for the three months ended June 30, 2000 increased $776,000 to $3.3 million versus $2.5 million for the same period in 1999. The increase was primarily due to an increase in income before taxes of $1.8 million.

PROVISION FOR  LOAN LOSSES

An addition of $675,000 was made to the Provision for Loan Losses for the second quarter in 2000, versus $400,000 in 1999. The Bank's level of reserve follows industry standards, with the provision adjusted to reflect the status of our loan portfolio risk. The level of allowance for loan losses is evaluated by management quarterly and is based on several factors in addition to non-accrual loans, doubtful and substandard loans including: charged-off loans, recoveries, changes in levels and characteristics of outstanding loans, and loans classified by management as higher than normal credit risk.

The following table sets forth certain information with respect to the loan loss experience for the quarter ended June 30, 2000 and 1999.

                                            6/30/00         6/30/99
                                            -----------------------
                                                   (In thousands)
Balance at beginning of period ...........  $ 9,664          $8,114
Provision for loan losses ................      675             400
Charge offs ..............................      (98)             (0)
Recoveries:
         Commercial ......................       40              40
         Installment .....................        1               2
                                            -----------------------
Total ....................................  $10,282          $8,556
                                            =======================

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the six months ended June 30, 2000 and June 30, 1999

Interest income on investments for the six months ended June 30, 2000 was $30.0 million, an increase of $2.7 million when compared to $27.3 million for the same period in 1999. The increase was the result of $694,000 from higher volume and $2 million from an increase in interest rates. The average balance for the investment portfolio increased to $844.4 million, up $20.5 million, from $823.9 million for the same period in 1999.

Interest income on loans was $21.1 million, an increase of $6.0 million when compared to $15.1 million for the same period in 1999. $3.9 million was from higher volume and $2.1 million from higher interest rates as the prime rate averaged 8.97% versus an average of 7.75% for the same period in 1999. The average loan balance for the period increased to $445.6 million, up $86.1 million from $359.5 million in 1999, primarily due to Merchants New York Commercial Corp., the Bank's asset-based lending subsidiary.

Non interest income increased $568,000 to $3.6 million in 2000 when compared to $3.0 million in 1999. The increase was primarily the result of increases in fee income and other service charges of $481,000. In addition, International Department fees increased $163,000 from higher volume of processing letters of credits.

Interest expense on interest bearing deposits increased $959,000 to $13.9 million from $12.9 million for the same period in 1999. The increase was a result of $1.1 million from increase in interest rates, offset by a decrease in volume of $173,000. Average interest bearing deposits for the period increased slightly to $640.7 million, when compared to an average of $635.3 million in 1999.

Interest expense on repurchase agreements for the six months ended June 30, 2000 was $6.2 million, an increase of $2.1 million, when compared to $4.1 million for the same period last year. The increase was the result of $1.1 million from higher volume and $1.0 million from an increase in interest rates. The average balance for repurchase agreements increased $39.8 million to $200.2 million, up from $160.4 million for the same period in 1999.

Interest expense on FHLB term advances increased to $2.5 million, up $1.3 million from $1.2 million for the same period in 1999. The increase was the result of $1.1 million from a higher volume and $224,000 from higher interest rates. The average balance for the period ending June 30, 2000 increased to $80 million, an increase of $35 million, when compared to last year's average of $45 million.

Other short-term borrowings consist of Federal funds purchased and US Treasury demand notes. Interest expense from other short-term borrowings was $505,000 for the six month period ended June 30,

Management's Discussion and Analysis of Financial Condition and Results of Operations

2000, an increase of $307,000 when compared to $198,000 for the same period last year. The increase was the result of $210,000 from higher volume and $97,000 from higher interest rates.

Non interest expense increased to $13.6 million, up $785,000 from $12.9 million for the same period in 1999. This was primarily the result of increases in other operating expenses.

Income tax expense for the six months ended June 30, 2000 increased $1.3 million to $6.0 million versus $4.7 million for the same period in 1999. The increase was primarily due to an increase in income before taxes of $3.1 million.

PROVISION FOR  LOAN LOSSES

$1,625,000 and $600,000 were added to the Provision for Loan Losses for the six months ended June 30, 2000 and 1999, respectively. The larger amount for this year, was the result of $86 million increase in average loans.

The following table sets forth certain information with respect to the loan loss experience for the periods ending June 30, 2000 and 1999.

                                        6/30/00         6/30/99
                                        -----------------------
                                             (In thousands)
Balance at beginning of period ......   $ 9,108          $7,965
Provision for loan losses ...........     1,625             600
Charge offs .........................      (542)           (178)
Recoveries:
         Commercial .................        90             164
         Installment ................         1               5
                                        -----------------------
Total ...............................   $10,282          $8,556
                                        =======================

PAST DUE LOANS AND NON PERFORMING ASSETS

Loans are generally placed on non-accrual status when principal or interest becomes 90 days or more delinquent. Loans past due 90 days or more which are still accruing, are either secured or are in the process of collection. Loans remain on non-accrual status until principal and interest payments are current or charged off.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the aggregate amount of non-accrual and past due loans which are 90 days or more past due as to principal or interest payments on the date indicated.


                                                                    6/30/00     12/31/99
                                                                    --------------------
                                                                   (Dollars in thousands)
Non - accrual loans .............................................   $  717        $428
Loans past due 90 days or more,
     and still accruing .........................................      470         496
                                                                    ------------------
     Total ......................................................   $1,187        $924
                                                                    ==================

Restructured loans included in non - accrual loans ..............   $  257        $292
Non - accrual loans as a % of reserve ...........................     6.97%       4.70%
Non - accrual loans as a % of total average loans ...............      .16         .11
Interest income that would have been earned on non- accrual loans   $   28        $ 57

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

The Bank's liquidity continues to be strong, with average cash and short-term investments totaling $64 million at June 30, 2000 compared with $55 million at December 31, 1999, accounting for 4.6% and 4.2% of the Bank's total average assets, respectively. Management considers overall liquidity at June 30, 2000 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. Through principal repayments and redemptions, the investment portfolio generated $113 million for the first six months of 2000, and a total of $214 million for the year ended December 31, 1999 for reinvestment and/or liquidity.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $946 million for the six months ended June 30, 2000, compared to $913 million for the year ended December 31, 1999. The Bank continues to retain a substantial portion of its average deposits in the form of noninterest-bearing funds, which were 32.3% at June 30, 2000 and 30% at December 31, 1999, or $305.6 million and $278 million, respectively.

CAPITAL

The primary source of capital growth is through retention of earnings. Undivided profits increased to $100.6 million as of June 30, 2000 as compared to $95 million as of December 31, 1999. On May 23, 2000, the Company's Board of Directors declared its 268th consecutive quarterly dividend in the amount of $.125 per share of common stock payable to its shareholders, for the second quarter of 2000. The Company believes that cash dividends are an important component of shareholder value and at its current level of performance, dividend payments will continue into the future.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios and leverage ratio, as shown below, in excess of the required "Well Capitalized" level of 10% and 5%, respectively.

                                      Required     6/30/00     12/31/99
                                      ---------------------------------
        Tier I Capital Ratio .....      4.00%       14.40%      14.88%
        Total Capital Ratio ......      8.00        15.65       16.13
        Leverage Ratio ...........      3.00         7.37        7.54

Management's Discussion and Analysis of Financial Condition and Results of Operations

There was an overall decrease of $2.5 million in capital from December 31, 1999 to June 30, 2000. Of this change, there was an increase in undivided profits of $5.6 million, a decrease in the change in market value of available for sale securities (net of tax effect) of $1.3 million and net increase of $6.8 million in Treasury stock transactions.

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

Even with the Bank's active role in managing interest rate risk, the potential for changing interest rates is an uncertainty that could have an adverse effect on the earnings of the Bank. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Conversely, in a falling interest rate environment, these same interest-bearing liabilities reprice more quickly than earning assets, producing a beneficial effect on our net interest income.

In addition, management seeks to reduce the vulnerability of the Bank's operating results to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest sensitive liabilities within specified maturities or repricing periods, as set forth in the following interest rate sensitivity gap analysis.

Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE SENSITIVITY GAP ANALYSIS
As of June 30, 2000
(Dollars in thousands)

                                                      Less Than          3 to 12           1 to 5          Over
                                                      3 Months           Months             Years          5 Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale*                        $  27,845         $  82,715         $257,746        $206,219        $  574,525
Securities held to maturity*                              9,759            27,484          128,075          87,291           252,609
Loans                                                   453,233             4,426           16,330           5,467           479,456
Other                                                       675              --               --              --                 675

------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets                           491,512           114,625          402,151         298,977         1,307,265
====================================================================================================================================

Interest Bearing Liabilities
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits                               530,551            88,164           15,970             165           634,850
Securities sold under
     repurchase agreements                              140,000            80,000           10,000            --             230,000
FHLB term advances                                       20,000            50,000             --              --              70,000
Other short-term borrowings                              12,096              --               --              --              12,096

------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                      702,647           218,164           25,970             165           946,946
====================================================================================================================================
Net interest rate sensitivity gap                      (211,135)         (103,539)         376,181         298,812           360,319
Cumulative gap position                                (211,135)         (314,674)          61,507         360,319
Cumulative gap/total earning assets:
At June 30, 2000                                         (16.15)%          (24.07)%           4.71%          27.56%
At June 30, 1999                                         (15.15)%          (18.96)%          11.64%          28.82%

* Adjusted for weighted average maturity dates and prepayments for mortgage-backed securities. All securities are disclosed at book value.

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. Consequently, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of June 30, 2000, totaled $479 million, consisting of virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and Agency mortgaged-backed securities, with an ending book value of $827 million, and an expected weighted average maturity of approximately four years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations, including $305.6

Quantitative and Qualitative Disclosure About Market Risk

million in average demand deposits and $284.4 million in average money market, NOW and savings accounts.

One approach used by management to quantify interest rate risk is the net portfolio value (NPV) analysis. In essence, this approach calculates the difference between the present value of the liabilities and the present value of expected cash flows from assets and off balance sheet contracts. The following table sets forth, as of June 30, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+200 basis points measured in 100 basis point increments). For comparative purposes, the table also shows the estimated percentage increase (decrease) in NPV at June 30, 1999.

NET PORTFOLIO VALUE ANALYSIS FOR INTEREST RATE RISK

                                                      June 30, 2000
                                            -----------------------------------------
                                            Estimated Increase (Decrease) in NPV*           Percent Increase
Change in Interest Rates   Estimated NPV    -----------------------------------------     (Decrease) in NPV at
Basis Points                 Amount                     Amount                Percent        June 30, 1999
-------------------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
+200                         113,551                   (54,103)               (32.27%)          (30.5%)
+100                         141,352                   (26,302)               (15.69%)          (14.6%)
-----                        167,654                       ----                 ----             ----
-100                         186,291                    18,636                  11.12%           9.01%
-200                         192,192                    24,538                  14.64%           8.72%

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

Part II - Other Information

Item 4, Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Bancorp, was held on May 2, 2000, at 12:00 noon for the following purposes:

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
                             Charles I. Silberman
                             Marcia Toledano
                             Spencer B. Witty

                      Total Votes For:          15,926,308
                      Total Votes Opposed:         178,670
                      Total Votes Withheld:      2,760,660

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

                                          MERCHANTS NEW YORK BANCORP, INC.

                                          Registrant

Date:    August 2, 2000                   /s/ James G. Lawrence
                                          --------------------------------------
                                          James G. Lawrence
                                          President & Chief Executive Officer


Date:    August 2, 2000                   /s/ M. Nasette Aranda
                                          --------------------------------------
                                          M. Nasette Aranda
                                          Vice President & Comptroller