Form 10-Q
period 2000-09-30
MERCHANTS NEW YORK BANCORP INC
filed 2000-11-13
CIK 884383

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchanges Act of 1934

For the quarter ended                               Commission File No.  0-22058
  September 30, 2000

                        MERCHANTS NEW YORK BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3650812
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

   275 Madison Avenue, New York, N.Y.                    10016-0001
(Address or principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: (212)973-6600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X         No
                                                       ---           ---

      As of November 3, 2000, there were 18,647,793 shares of common stock outstanding, the Registrant's only class of stock.

                           Merchants New York Bancorp

                        Quarter Ended September 30, 2000

                                                                            Page

Part  I  Financial Information

    Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets                                        2

          Consolidated Statements of Income and
               Comprehensive Income                                          3

          Consolidated Statements of Changes in Stockholders' Equity         4

          Consolidated Statements of Cash Flows                              5

          Notes to Consolidated Financial Statements                         6

    Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         8

    Item 3.  Quantitative and Qualitative Disclosures About
       Market Risk                                                          15

Part  II  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                               18


Signatures                                                                  19

                           Merchants New York Bancorp

                           Consolidated Balance Sheets

Part I - Item 1, Financial Statements

                                                                                          September 30, 2000      December 31, 1999
                                                                                          ------------------      -----------------
                                                                                                 (Unaudited)
Assets
          Cash and due from banks ....................................................       $    43,072,119        $    32,940,883
          Federal funds sold .........................................................             8,000,000             50,000,000
          Securities available for sale, at market value .............................           567,492,364            649,931,593
          Securities held to maturity (market value of $242,270,656 in
                    2000 and $195,169,226 in 1999) ...................................           242,287,366            197,988,432
                                                                                             ---------------        ---------------
                           Total securities ..........................................           809,779,730            847,920,025
                                                                                             ---------------        ---------------
          Loans, net of unearned discounts ...........................................           547,518,791            437,097,287
                    Less allowance for loan losses ...................................            10,300,353              9,108,216
                                                                                             ---------------        ---------------
                           Total loans, net ..........................................           537,218,438            427,989,071
                                                                                             ---------------        ---------------
          Premises and equipment, net ................................................             6,015,397              5,992,660
          Customers' liability on acceptances ........................................            19,328,937             12,134,217
          Other assets ...............................................................            16,434,520             18,336,292
                                                                                             ---------------        ---------------
                    Total Assets .....................................................       $ 1,439,849,141        $ 1,395,313,148
                                                                                             ===============        ===============
Liabilities and Stockholders' Equity
          Deposits:

                    Demand ...........................................................       $   276,454,844        $   312,300,580
                    NOW ..............................................................            54,354,078             51,214,572
                    Savings ..........................................................            27,148,863             28,865,561
                    Money market .....................................................           219,309,881            191,972,362
                    Time .............................................................           379,087,684            374,625,133
                                                                                             ---------------        ---------------
                    Total deposits ...................................................           956,355,350            958,978,208
          Securities sold under repurchase agreements ................................           260,000,000            185,000,000

          FHLB term advances .........................................................            70,000,000            105,000,000
          Other short-term borrowings ................................................            14,919,718             20,047,500
          Acceptances outstanding ....................................................            19,328,937             12,134,217
          Other liabilities ..........................................................            14,949,427             14,945,286
                                                                                             ---------------        ---------------
                    Total Liabilities ................................................         1,335,553,432          1,296,105,211

Stockholders' Equity*
          Capital stock: $.001 par value; 40,000,000 authorized shares;
                    19,978,664 shares issued in 2000 and 1999 ........................                19,978                 19,978
          Surplus ....................................................................            23,879,440             23,879,363
          Undivided profits ..........................................................           104,512,761             95,012,110
          Treasury stock at cost: 1,331,121 and 856,160 shares
                    in 2000 and 1999, respectively ...................................           (20,480,089)           (12,570,633)
          Accumulated other comprehensive loss, net of tax:
                    Unrealized depreciation on securities available for sale .........            (3,636,381)            (7,132,881)
                                                                                             ---------------        ---------------
                    Total Stockholders' Equity .......................................           104,295,709             99,207,937
                                                                                             ---------------        ---------------
                    Total Liabilities and Stockholders' Equity .......................       $ 1,439,849,141        $ 1,395,313,148
                                                                                             ===============        ===============

* Shares are adjusted for 2-1 stock split, effective October 1999.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

            Consolidated Statements of Income & Comprehensive Income
                                  (Unaudited)

                                                                   Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                                       2000            1999            2000             1999
                                                                   ----------------------------     ----------------------------
Interest and Dividend Income
  Loans ......................................................     $12,643,841     $ 9,316,062      $33,779,905     $24,399,759
  Investment securities:
    Taxable ..................................................      13,440,394      12,607,255       41,122,837      37,563,150
    Non-taxable ..............................................       1,110,026       1,112,097        3,407,851       3,440,290
  Other interest income ......................................         201,745          60,165          778,066         373,176
                                                                   -----------     -----------      -----------     -----------
    Total interest and dividend income .......................      27,396,006      23,095,579       79,088,659      65,776,375
                                                                   -----------     -----------      -----------     -----------
Interest Expense
  Deposits ...................................................       7,820,328       6,389,830       21,679,934      19,290,926
  Securities sold under repurchase agreements ................       3,948,944       2,416,667       10,128,168       6,481,630
  FHLB term advances .........................................       1,210,096         920,364        3,694,240       2,120,287
  Other short-term borrowings ................................         246,188         304,478          751,383         502,268
                                                                   -----------     -----------      -----------     -----------
    Total interest expense ...................................      13,225,556      10,031,339       36,253,725      28,395,111
                                                                   -----------     -----------      -----------     -----------
    Net Interest Income ......................................      14,170,450      13,064,240       42,834,934      37,381,264
  Provision for loan losses ..................................         850,000         615,000        2,475,000       1,215,000
                                                                   -----------     -----------      -----------     -----------
    Net interest income after provision for loan losses ......      13,320,450      12,449,240       40,359,934      36,166,264
                                                                   -----------     -----------      -----------     -----------
Non Interest Income
  Service fees and other charges .............................         439,835         363,433        1,231,813         993,281
  International department services ..........................         887,473         874,254        2,547,512       2,371,379
  Fee income .................................................         563,767         497,093        1,713,074       1,327,391
  Securities gains, net ......................................               0               0                0          75,881
                                                                   -----------     -----------      -----------     -----------
    Total non interest income ................................       1,891,075       1,734,780        5,492,399       4,767,932
                                                                   -----------     -----------      -----------     -----------
Non Interest Expense
  Salaries and employee benefits .............................       3,711,687       3,495,703       11,542,181      11,036,371
  Net occupancy ..............................................         666,320         705,548        2,051,743       1,998,127
  Equipment ..................................................         190,676         230,590          625,283         697,756
  Other expenses .............................................       1,424,771       1,788,078        5,422,470       5,351,232
                                                                   -----------     -----------      -----------     -----------
    Total non interest expense ...............................       5,993,454       6,219,919       19,641,677      19,083,486
                                                                   -----------     -----------      -----------     -----------
  Income before income taxes .................................       9,218,071       7,964,101       26,210,656      21,850,710
  Provision for income taxes .................................       2,833,488       2,463,530        8,818,872       7,177,021
                                                                   -----------     -----------      -----------     -----------
    Net Income ...............................................     $ 6,384,583     $ 5,500,571      $17,391,784     $14,673,689
                                                                   -----------     -----------      -----------     -----------
Earnings per share*:
  Basic ......................................................           $0.34           $0.29            $0.93           $0.76
  Diluted ....................................................            0.34            0.29             0.93            0.76
                                                                   ===========     ===========      ===========     ===========
Comprehensive income
Net income ...................................................     $ 6,384,583     $ 5,500,571      $17,391,784     $14,673,689
Other comprehensive income, net of tax:
  Unrealized appreciation (depreciation) on securities
    available for sale during the period .....................       4,817,715      (1,061,538)       3,496,500      (6,682,217)
Reclassification for gains included in net income ............               0               0                0         (75,881)
                                                                   -----------     -----------      -----------     -----------
  Comprehensive income .......................................     $11,202,298     $ 4,439,033      $20,888,284     $ 7,915,591
                                                                   ===========     ===========      ===========     ===========

* Adjusted for 2 for 1 stock split, effective 10/1/99.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

For the nine months ended September 30,             2000             1999
---------------------------------------         ------------     ------------
Capital stock:

  Balance at beginning and
    end of period ..........................    $     19,978     $     19,978
                                                ------------     ------------
Surplus:

  Balance at beginning of year .............      23,879,363       23,879,363

  Common stock issued from
    treasury stock .........................              77                0
                                                ------------     ------------
  Balance at end of period .................      23,879,440       23,879,363
                                                ------------     ------------

Undivided profits:

  Balance at beginning of year .............      95,012,110       86,304,445

  Net income ...............................      17,391,784       14,673,689

  Cash dividends paid ......................      (7,034,301)      (6,278,808)

  Common stock issued from
    treasury stock .........................        (856,832)      (1,608,424)
                                                ------------     ------------
  Balance at end of period .................     104,512,761       93,090,902
                                                ------------     ------------
Treasury stock:
  Balance at beginning of year .............     (12,570,633)      (6,301,081)
  Repurchase of 546,200 and 365,200
    shares of common stock in 2000
    and 1999, respectively* ................      (9,126,347)      (6,222,650)

  Issuance of 71,239 and 120,254 shares
    of common stock in 2000 and 1999,
    respectively* ..........................       1,216,891        2,227,128
                                                ------------     ------------
  Balance at end of period .................     (20,480,089)     (10,296,603)
                                                ------------     ------------

Accumulated other comprehensive income:

  Net unrealized (depreciation)
    appreciation on securities available
    for sale, net of tax effect

  Balance at beginning of year .............      (7,132,881)       9,075,500

  Changes during the period,
    net of tax .............................       3,496,500       (6,682,217)
                                                ------------     ------------
  Balance at end of period .................      (3,636,381)       2,393,283
                                                ------------     ------------

Total stockholders' equity

  Balance at beginning of year .............      99,207,937      112,978,205

  Changes during the period, net ...........       5,087,772       (3,891,282)
                                                ------------     ------------
  Total ending balance .....................    $104,295,709     $109,086,923
                                                ============     ============

* Shares are adjusted for 2-1 stock split, effective October 1999.

See accompanying notes to consolidated financial statements.

                           Merchants New York Bancorp

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

For the nine months ended September 30,                   2000             1999
---------------------------------------          -------------    -------------

Operating activities:
  Net income .................................   $  17,391,784    $  14,673,689
                                                 -------------    -------------
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation ...............................         778,966          815,139
  Amortization of premium,
    net of discounts .........................       1,276,222        3,616,870
  Provision for loan losses ..................       2,475,000        1,215,000
  Gain on sales ..............................               0          (75,881)
  (Decrease) increase in
    unearned discounts .......................         (11,103)          14,271
  (Increase) decrease in other
    assets ...................................      (1,876,229)       1,197,690
  Increase (decrease) in other
    liabilities ..............................           4,141       (1,975,561)
                                                 -------------    -------------
    Net cash provided by operating
      activities .............................      20,038,781       19,481,217
                                                 -------------    -------------
Investing activities:
  Net decrease (increase) in federal
    funds sold ...............................      42,000,000       (1,000,000)
  Proceeds from redemptions of securities
    available for sale .......................     123,760,831      130,116,573
  Proceeds from sales of securities
    available for sale .......................               0       15,015,000
  Purchase of securities available
    for sale .................................     (47,565,653)    (129,043,026)
  Proceeds from redemptions of held
    to maturity securities ...................      27,968,102       40,923,423
  Purchase of held to maturity securities ....     (60,110,421)     (26,601,323)
  Net increase in customer loans .............    (111,693,263)    (101,233,415)
  Net increase in bank premises and
    equipment ................................        (715,989)        (210,572)
                                                 -------------    -------------
    Net cash used by investing activities ....     (26,356,393)     (72,033,340)
                                                 -------------    -------------
Financing activities:
  Decrease in demand deposits, NOW,
    savings and money market accounts ........      (7,085,409)      (9,475,624)
  Net increase (decrease) in certificates
    of deposit ...............................       4,462,551      (26,819,439)
  Increase in securities sold under
    repurchase agreements ....................      75,000,000       10,000,000
  (Decrease) increase in FHLB term
    advances .................................     (35,000,000)      85,000,000
  (Decrease) increase in other short-term
    borrowings ...............................      (5,127,782)      10,209,574
  Proceeds from issuance of common stock .....         360,136          618,704
  Purchases of treasury stock ................      (9,126,347)      (6,222,650)
  Dividends paid .............................      (7,034,301)      (6,278,808)
                                                 -------------    -------------
    Net cash provided by financing
      activities .............................      16,448,848       57,031,757
                                                 -------------    -------------
Net increase in cash and cash equivalents ....      10,131,236        4,479,634
Cash and cash equivalents at beginning
  of the period ..............................      32,940,883       38,435,946
Cash and cash equivalents at end of
  the period .................................   $  43,072,119    $  42,915,580
                                                 =============    =============
Supplemental disclosure of cash flow
  information:
  Interest paid ..............................   $  35,683,842    $  30,580,631
  Taxes paid .................................       8,882,895        6,901,754
                                                 =============    =============

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

The consolidated financial statements as of and for the interim periods ended September 30, 2000 and 1999 are unaudited. All adjustments, which consist of normal accruals necessary for the fair presentation of such periods have been made. Certain reclassifications have been made to the 1999 financial statements to conform to the current presentation. The interim financial statements should be read in conjunction with Bancorp's Annual Report on Form 10 - K for the year ended December 31, 1999.

      2. On September 5, 2000, the Company entered into a definitive merger agreement with Valley National Bancorp (VNB) for common stock valued at $375 million, based on VNB's market value. Pursuant to the agreement, the Company will be merged into VNB and the Bank will be merged into Valley National Bank. The acquisition of the Company is structured as a tax-free merger to be accounted for as a pooling of interests. Each of the Company's common stock will be exchanged for .7634 shares of VNB common stock. Valley National Bank (principal subsidiary of VNB) is a community bank with $6.2 billion in assets, currently operating 117 branches in 76 communities in New Jersey.

      At its regularly scheduled Board meeting held September 19, 2000, the Company terminated its previously announced stock repurchase program. This was done in view of the pendency of the Merger. Since the inception of the program in August 1996, a total of 1,897,346 shares had been repurchased out of the total authorized to be repurchased of approximately 2,500,000 shares.

      3. Accumulated Other Comprehensive Loss - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized depreciation on available-for-sale securities. Accumulated Other Comprehensive Loss is shown on the Balance Sheet net of tax. Below are gross amounts and the tax benefit applicable as of September 30, 2000 and December 31, 1999.

                                                    09/30/00       12/31/99
                                                    --------       --------
                                                         (In thousands)

           Unrealized depreciation                  $ (5,594)     $(12,783)
           Tax benefit                                 1,958         5,650
                                                    --------      --------
           Net of tax amount                        $ (3,636)     $ (7,133)
                                                    ========      ========

                           Merchants New York Bancorp

Notes to Consolidated Financial Statements

      4. The Company's Board of Directors declared a 2 for 1 stock split on August 17, 1999, to shareholders of record as of September 21, 1999, with an effective date of October 1, 1999. As a result, adjustments have been made to the capital accounts at the effective date, while retroactive adjustments have been made to the number of shares used for the earnings per share calculation.

      5. In June 2000, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities" which amended SFAS No. 133. SFAS No. 138 establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

      6. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (Statement 140), was issued on September 29, 2000. This new Statement replaces Statement SFAS No. 125 (Statement 125) issued in June 1996. Statement 140 addresses implementation issues that were identified in applying Statement 125. Statement 140 is effective for transfers of financial assets (including securitization) occurring after March 31, 2001. However, the provisions of the Statement related to the recognition and reclassification of collateral in financial statements and disclosures related to securitization transactions and collateral are effective for fiscal years ending after December 15, 2000. The Company does not expect the adoption of Statement 140 to have a material effect upon its financial statements.

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the three months ended September 30, 2000 and September 30, 1999

Interest income on investments for the quarter ended September 30, 2000 was $14.6 million, an increase of $831,000 when compared to $13.7 million for the same period in 1999. The increase was the result of $312,000 from higher volume and $519,000 from an increase in interest rates. The average balance for the investment portfolio increased to $817 million, up $18 million, from $799 million for the same period in 1999.

Interest income on loans was $12.6 million, an increase of $3.3 million when compared to $9.3 million for the same period in 1999. $2 million was from higher volume and $1.3 million from higher interest rates as the prime rate averaged 9.50% versus an average of 8.10% for the same period in 1999. The average loan balance for the quarter increased to $509.9 million, up $84.6 million from $425.3 million in 1999, primarily due to Merchants New York Commercial Corp., the Bank's asset-based lending subsidiary.

Non interest income increased $156,000 to $1.9 million in 2000, when compared to $1.7 million in 1999. The increase was primarily the result of increases in fee income and other service charges of $143,000 combined with an increase in International Department fees of $13,000.

Interest expense on interest bearing deposits increased $1.4 million to $7.8 million from $6.4 million for the same period in 1999. The increase was a result of $322,000 from higher volume and $1.1 million from an increase in interest rates. Average interest bearing deposits for the quarter increased to $658.4 million, up $35.5 million when compared to $622.9 million for the same period last year.

Interest expense on repurchase agreements for the three months ended September 30, 2000 was $3.9 million, an increase of $1.5 million, when compared to $2.4 million for the same period last year. The increase was the result of $842,000 from higher volume and $690,000 from an increase in interest rates. The average balance for repurchase agreements increased $56.1 million to $239.3 million, up from $183.2 million for the same period in 1999.

Interest expense on FHLB term advances increased to $1.2 million, up $290,000 from $920,000 for the same period in 1999. The increase resulted primarily from higher interest rates. The average balance for the quarter increased slightly to $70 million when compared to last year's average of $68.4 million.

Other short-term borrowing consist of Federal funds purchased and US Treasury demand notes. Interest expense from other short- term borrowing remained relatively the same for the three months ended September 30, 2000 and September 30,1999. Interest expense for the three month period was $246,000 versus $304,000 for the same period last year. $113,000 decrease was from lower volume offset by an increase of $55,000 from higher interest rates.

Non interest expense decreased to $6.0 million, down $226,000 from $6.2 million for the same period in 1999. This was primarily the result of decreases in other operating expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense for the three months ended September 30, 2000 increased $370,000 to $2.8 million versus $2.5 million for the same period in 1999. The increase was primarily due to an increase in income before taxes of $1.3 million.

PROVISION FOR LOAN LOSSES

An addition of $850,000 was made to the Provision for Loan Losses for the third quarter in 2000, versus $615,000 in 1999. The Bank's level of reserve follows industry standards, with the provision adjusted to reflect the status of the loan portfolio risk. The level of allowance for loan losses is evaluated by management quarterly and is based on several factors in addition to non-accrual loans, doubtful and substandard loans including: charged-off loans, recoveries, changes in levels and characteristics of outstanding loans, and loans classified by management as higher than normal credit risk.

The following table sets forth certain information with respect to the loan loss experience for the quarter ended September 30, 2000 and 1999.

                                                      9/30/00        9/30/99
                                                      -------        -------
                                                            (In thousands)

Balance at beginning of period ...............        $10,282         $8,556
Provision for loan losses ....................            850            615
Charge offs ..................................           (866)          (688)
Recoveries:
         Commercial ..........................             33             40
         Installment .........................              1              1
                                                      -------         ------
Total ........................................        $10,300         $8,524
                                                      =======         ======

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison for the nine months ended September 30, 2000 and September 30, 1999

Interest income on investments for the nine months ended September 30, 2000 was $44.5 million, an increase of $3.5 million when compared to $41 million for the same period in 1999. The increase was the result of $1 million from higher volume and $2.5 million from an increase in interest rates. The average balance for the investment portfolio increased to $835.4 million, up $19.9 million, from $815.5 million for the same period in 1999.

Interest income on loans was $33.8 million, an increase of $9.4 million when compared to $24.4 million for the same period in 1999. $5.9 million was from higher volume and $3.5 million from higher interest rates as the prime rate averaged 9.15% versus an average of 7.87% for the same period in 1999. The average loan balance for the period increased to $467.2 million, up $85.5 million from $381.7 million in 1999, primarily due to Merchants New York Commercial Corp., the Bank's asset-based lending subsidiary.

Non interest income for the nine months ended September 30, 2000 increased $724,000 to $5.5 million when compared to $4.8 million for the same period in 1999. The increase was primarily the result of increases in fee income and other service charges of $624,000. In addition, International Department fees increased $176,000 from higher volume of processing letters of credits.

Interest expense on interest bearing deposits increased $2.4 million to $21.7 million from $19.3 million for the same period in 1999. The increase was a result of $158,000 from higher volume and $2.2 million from an increase in interest rates. Average interest bearing deposits for the period increased $15.5 million to $646.6 million when compared to an average of $631.1 million in 1999.

Interest expense on repurchase agreements for the nine months ended September 30, 2000 was $10.1 million, an increase of $3.6 million, when compared to $6.5 million for the same period last year. The increase was the result of $2 million from higher volume and $1.6 million from an increase in interest rates. The average balance for repurchase agreements increased $45.2 million to $213.3 million, up from $168.1 million for the same period in 1999.

Interest expense on FHLB term advances increased to $3.7 million, $1.6 million higher than the $2.1 million for the same period in 1999. The increase was the result of $1.1 million from a higher volume and $488,000 from higher interest rates. The average balance for the period ending September 30, 2000 increased to $76.6 million, an increase of $23.7 million, when compared to last year's average of $52.9 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Other short-term borrowing consist of Federal funds purchased and US Treasury demand notes. Interest expense from other short-term borrowing was $751,000 for the nine months period ended September 30, 2000, an increase of $249,000 when compared to $502,000 for the same period last year. The increase was the result of $116,000 from higher volume and $133,000 from higher interest rates.

Non interest expense increased to $19.6 million, up $558,000 from $19.1 million for the same period in 1999. This was primarily the result of increases in salaries and employee benefits.

Income tax expense for the nine months ended September 30, 2000 increased $1.6 million to $8.8 million versus $7.2 million for the same period in 1999. The increase was primarily due to an increase in income before taxes of $4.4 million.

PROVISION FOR LOAN LOSSES

$2,475,000 and $1,215,000 were added to the Provision for Loan Losses for the nine months ended September 30, 2000 and 1999, respectively. The increase this year, was primarily the result of $86 million average loan growth.

The following table sets forth certain information with respect to the loan loss experience for the periods ending September 30, 2000 and 1999.

                                                       9/30/00        9/30/99
                                                      --------        -------
                                                            (In thousands)

Balance at beginning of period ...............        $ 9,108         $7,965
Provision for loan losses ....................          2,475          1,215
Charge offs ..................................         (1,408)          (866)
Recoveries:
         Commercial ..........................            124            204
         Installment .........................              1              6
                                                      -------         ------
Total ........................................        $10,300         $8,524
                                                      =======         ======

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

                                                          9/30/00      12/31/99
                                                          -------      --------
                                                          (Dollars in thousands)

Non - accrual loans ....................................   $5,959       $ 428
Loans past due 90 days or more,
  and still accruing ...................................    1,520         496
                                                           ------       -----
  Total .........................................          $7,479       $ 924
                                                           ======       =====

Restructured loans included in non - accrual loans .....   $  239       $ 292
Non - accrual loans as a % of reserve ..................    57.85%       4.70%
Non - accrual loans as a % of total average loans ......     1.28%        .11%
Interest income that would have been earned on
  non-accrual loans ...................................    $  187       $  57

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

The Bank's liquidity continues to be strong, with average cash and short-term investments totaling $60 million at September 30, 2000 compared with $55 million at December 31, 1999, accounting for 4.3% and 4.2% of the Bank's total average assets, respectively. Management considers overall liquidity at September 30, 2000 to be adequate to meet current obligations, to support expectations for future changes in asset and liability levels and to carry on normal operations.

Scheduled loan payments and payments of principal and interest from the investment portfolio provided additional liquidity. Through principal repayments and redemptions, the investment portfolio generated $152 million for the nine months of 2000, and a total of $214 million for the year ended December 31, 1999 for reinvestment and/or liquidity.

On the liability side, the primary source of funds available to meet liquidity needs is the Bank's core deposit base. The average balance of total deposits was $944 million for the nine months ended September 30, 2000, compared to $913 million for the year ended December 31, 1999. The Bank continues to retain a substantial portion of its average deposits in the form of noninterest-bearing funds, which were 31.5% at September 30, 2000 and 30% at December 31, 1999, or $297 million and $278 million, respectively.

CAPITAL

The primary source of capital growth is through retention of earnings. Undivided profits increased to $104.5 million as of September 30, 2000 as compared to $95 million as of December 31, 1999. On August 15, 2000, the Company's Board of Directors declared its 269th consecutive quarterly dividend in the amount of $.125 per share of common stock payable to its shareholders, for the third quarter of 2000.

The capital base of a bank is a significant measure of the strength of a financial institution. The Bank has seen a steady capital growth over the past several years, with the risk based ratios and leverage ratio, as shown below, in excess of the required "Well Capitalized" level of 10% and 5%, respectively.

                                        Required       9/30/00        12/31/99
                                        --------------------------------------
     Tier I Capital Ratio .........       4.00%         13.76%         14.88%
     Total Capital Ratio ..........       8.00          15.01          16.13
     Leverage Ratio ...............       3.00           7.55           7.54

Management's Discussion and Analysis of Financial Condition and Results of Operations

There was an overall increase of $5.1 million in capital from December 31, 1999 to September 30, 2000. Of this change, there was an increase in undivided profits of $9.5 million, an increase in the change in market value of available for sale securities (net of tax effect) of $3.5 million and net increase of $7.9 million in Treasury stock transactions.

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

Item 3, Quantitative and Qualitative Disclosures About Market Risk

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

Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE SENSITIVITY GAP ANALYSIS
As of September 30, 2000
(Dollars in thousands)

                                                   Less Than          3 to 12            1 to 5          Over
                                                   3 Months            Months            Years          5 Years            Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale* ...............    $   27,403        $   82,015        $  265,210       $  198,459       $  573,087

Securities held to maturity* .................         9,504            28,029           123,350           81,404          242,287

Loans ........................................       519,434             4,995            17,885            5,205          547,519

Other ........................................         9,545                --                --               --            9,545

------------------------------------------------------------------------------------------------------------------------------------

Total interest earning assets ................       565,886           115,039           406,445          285,068        1,372,438

====================================================================================================================================

Interest Bearing Liabilities

------------------------------------------------------------------------------------------------------------------------------------

Interest bearing deposits ....................       562,069           102,299            15,532               --          679,900

Securities sold under
     repurchase agreements ...................       125,000           125,000            10,000               --          260,000

FHLB term advances ...........................        50,000            20,000                --               --           70,000

Other short-term borrowings ..................        14,853                --                --               --           14,853

------------------------------------------------------------------------------------------------------------------------------------

Total interest bearing liabilities ...........       751,922           247,299            25,532               --        1,024,753

====================================================================================================================================

Net interest rate sensitivity gap ............      (186,036)         (132,260)          380,913          285,068          347,685

Cumulative gap position ......................      (186,036)         (318,296)           62,617          347,685

Cumulative gap/total earning assets:

At September 30, 2000 ........................        (13.56)%          (23.19)%            4.56%           25.33%

At September 30, 1999 ........................        (21.87)%          (24.00)%            6.35%           25.10%

* Adjusted for weighted average maturity dates and prepayments for mortgage-backed securities. All securities are disclosed at book value.

In managing the Bank's asset/liability position, management attempts to minimize interest rate risk while enhancing net interest margins. Management continues to believe that the increased net interest income resulting from a mismatch in maturity of the Bank's assets and liability portfolio can, during periods of declining or stable interest rates and periods in which there is a substantial positive difference between long-

Quantitative and Qualitative Disclosure About Market Risk

and short-term interest rates, provide high enough returns to justify the increased exposure to sudden and unexpected increases in interest rates. Consequently, the Bank's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

Consistent with its asset/liability management philosophy, the Bank has taken several steps to manage its interest rate risk. First, the Bank's loan portfolio, as of September 30, 2000, totaled $547.5 million, consisting of virtually all adjustable rate loans. Second, a majority of the Bank's securities are U.S. Government and agency mortgaged-backed securities, with an ending book value of $815 million, and an expected weighted average maturity of approximately four years or less. Third, the Bank has a significant amount of deposits which are non-interest bearing or are only minimally sensitive to interest rate fluctuations, including $297 million in average demand deposits and $284.7 million in average money market, NOW and savings accounts.

Part II - Other Information

Item 6, Exhibits and Reports on Form 8 - K

(a)   Exhibits:

      Exhibit 11 - Computation of Earnings Per Share

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K:

      1. On September 19, 2000, the Company filed the following reports on Form 8-K Current Report (pursuant to Items 5 and 7), which reported the Company's merger with Valley National Bancorp, followed immediately by the merger of The Merchants Bank of New York with Valley National Bank:

      a.    An Agreement and Plan of Merger dated September 5, 2000.

      b.    Stock Option Agreement between the Company and Valley National
            Bancorp.

      c.    Press release dated September 6, 2000, announcing the merger.

      d.    Investor presentation materials regarding the merger.

      e. Letter to Stockholders of the Company dated September 8, 2000, announcing the merger.

      f. Press release dated September 19, 2000, announcing the termination of the Company's stock repurchase program.

      2. On October 30, 2000, the Company filed the following reports on Form 8-K Current Report (pursuant to Item 5 and 7), which reported the Company's earnings for the quarter and for the nine months ended September 30, 2000.

      3. On November 1, 2000, the Company published its quarterly report to stockholders, reporting the results of its operations for the three and nine months ended September 30, 2000.

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

                                         MERCHANTS NEW YORK BANCORP, INC.
                                         Registrant

Date: November 3, 2000
                                         ---------------------------------------
                                         James G. Lawrence
                                         President & Chief Executive Officer

Date: November 3, 2000
                                         ---------------------------------------
                                         William J. Cardew
                                         Vice Chairman & Chief Operating Officer

Exhibit 11 - Computation of Earnings Per Share

Earnings Per Share (EPS), presented below is the calculation of basic and diluted EPS for the Company for the nine months ended September 30, 2000 and 1999.

                                                              2000         1999*
                                                       -----------   -----------

Income before minority interest                        $17,397,352   $14,679,257
Less: minority interest                                      5,568         5,568
                                                       -----------   -----------
Net income                                             $17,391,784   $14,673,689

Weighted average shares outstanding                     18,740,627    19,310,356
Plus: effect of stock options as dilutive securities        60,037        93,592
                                                       -----------   -----------
Adjusted weighted average shares assuming dilution      18,800,664    19,403,948

EPS - Basic                                            $      0.93   $       .76
EPS - Diluted                                          $      0.93   $       .76

* Adjusted for the 2-1 stock split, effective October 1999.